Form 10-Q
period 2021-03-31
Cullinan Oncology, Inc.
filed 2021-05-14
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39856

CULLINAN ONCOLOGY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3879991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street Suite 520 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 410-4650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CGEM	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2021 was 43,516,125.

i

Summary of the Material and Other Risks Associated with Our Business

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, are summarized in “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, before making an investment decision regarding our common stock.

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

ii

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

iii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. No forward-looking statement is a guarantee of future performance.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2020 (1)	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$168,198	$293,537
Prepaid expenses and other current assets	2,072	6,419
Short term investments	42,008	147,337
Total current assets	212,278	447,293
Property and equipment, net	130	115
Other assets	2,300	147
Long term investments	—	32,111
Total assets	$214,708	$479,666
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,679	$3,879
Accrued expenses and other current liabilities	4,641	6,015
Total current liabilities	14,320	9,894
Long-term liabilities:
Deferred rent	74	73
Total liabilities	14,394	9,967
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 34,900,878 and 150,000,000 shares authorized as of December 31, 2020 and March 31, 2021, respectively; 29,381,125 and 43,516,125 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	3	4
Additional paid-in capital	292,348	560,366
Accumulated other comprehensive loss	(2)	(60)
Accumulated deficit	(93,339)	(93,409)
Total Cullinan stockholders' equity	199,010	466,901
Noncontrolling interests	1,304	2,798
Total stockholders' equity	200,314	469,699
Total liabilities and stockholders' equity	$214,708	$479,666

See accompanying notes to the unaudited consolidated financial statements.

(1) The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Income (LOSS)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2021
License revenue	$—	$18,943
Operating expenses:
Research and development	4,173	12,415
General and administrative	1,368	5,156
Total operating expenses	5,541	17,571
Income/(loss) from operations	(5,541)	1,372
Other income (expense):
Interest income	378	49
Other income (expense), net	—	(2)
Net Income/(loss)	(5,163)	1,419
Net income/(loss) attributable to noncontrolling interest	(190)	1,489
Net loss attributable to common stockholders of Cullinan	$(4,973)	$(70)
Net loss per share, basic and diluted	$(0.27)	$(0.00)
Total weighted-average shares used in computing net loss per share, basic and diluted	18,747,004	41,977,336
Comprehensive income/(loss):
Net income/(loss)	$(5,163)	$1,419
Unrealized gain/(loss) on investments	30	(58)
Comprehensive income/(loss)	(5,133)	1,361
Comprehensive income/(loss) attributable to noncontrolling interest	(190)	1,489
Comprehensive income/(loss) attributable to Cullinan	$(4,943)	$(128)

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Noncontrolling Interest in	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Subsidiaries	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2019 (1)	18,738,734	$2	$864	138,543	(4)	$(41,540)	97,865
Issuance of common stock equivalents (1) net of issuance costs of $213	1,297,700	—	—	14,037	—	—	14,037
Unrealized gain on investments	—	—	—	—	30	—	30
Net loss	—	—	(190)	—	—	(4,973)	(5,163)
Balances at March 31, 2020	20,036,434	$2	$674	$152,580	$26	$(46,513)	$106,769

Balances at December 31, 2020 (1)	29,831,125	$3	$1,304	$292,348	$(2)	$(93,339)	$200,314
Initial public offering net of issuance costs of $22,870	13,685,000	1	—	264,515	—	—	264,516
Stock based compensation	—	—	5	3,503	—	—	3,508
Unrealized loss on investments	—	—	—	—	(58)	—	(58)
Net income/(loss)	—	—	1,489	—	—	(70)	1,419
Balances at March 31, 2021	43,516,125	$4	$2,798	$560,366	$(60)	$(93,409)	$469,699

See accompanying notes to the unaudited consolidated financial statements.

(1) The consolidated balance sheets as of December 31, 2019 and 2020 are derived from the audited consolidated financial statements as of those dates and were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. Changes in stockholders’ equity for the three months ended March 31, 2020 were also retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2021
Operating activities:
Net income/(loss)	$(5,163)	$1,419
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	16	15
Equity-based compensation expense	—	3,508
Amortization or accretion on marketable securities	25	229
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	693	(4,352)
Accounts payable	170	(4,124)
Accrued expenses and other current liabilities	(756)	1,790
Net cash used in operating activities	(5,015)	(1,515)
Investing activities:
Purchases of property and equipment	(3)	—
Purchase of available-for-sale securities	(31,087)	(149,763)
Proceeds from sales and maturities of investments	4,200	12,037
Net cash used in investing activities	(26,890)	(137,726)
Financing activities:
Proceeds from issuance of common stock equivalents (1)	14,250	—
Proceeds from initial public offering	—	267,268
Payment of issuance costs related to common stock equivalents (1)	(213)	—
Payment of deferred offering costs	—	(2,688)
Net cash provided by financing activities	14,037	264,580
Net (decrease)/increase in cash and cash equivalents	(17,868)	125,339
Cash and cash equivalents at beginning of period	63,250	168,198
Cash and cash equivalents at end of period	$45,382	$293,537
SUPPLEMENTAL NONCASH DISCLOSURE
Noncash financing activities
Deferred offering costs paid in the prior year	$—	$65

See accompanying notes to the unaudited consolidated financial statements.

(1) Changes in equity activities for the three months ending March 31, 2020 were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Nature of Business and Basis of Presentation

Organization

Cullinan Oncology, Inc., together with its consolidated subsidiaries (Cullinan or the Company), is a biopharmaceutical company developing a diversified pipeline of targeted oncology and immuno-oncology therapies for cancer patients. Cullinan’s predecessor company, Cullinan Pharmaceuticals, LLC was formed in September 2016 and was subsequently renamed Cullinan Oncology, LLC (the LLC) in November 2017. The LLC’s wholly-owned subsidiary, Cullinan Management, Inc. (Management), was formed in September 2016 and became the surviving entity in a reverse merger with the LLC in January 2021. In February 2021, the Company changed its name from Cullinan Management, Inc., to Cullinan Oncology, Inc.

As of December 31, 2020 and March 31, 2021, the Corporation had five development subsidiaries: Cullinan Apollo Corp. (Apollo), Cullinan Pearl Corp. (Pearl), Cullinan Amber Corp. (Amber), Cullinan Florentine Corp. (Florentine) and Cullinan MICA Corp. (MICA).

Reorganization, Reverse Stock Split and Initial Public Offering

In January 2021, the Company completed its initial public offering (IPO) in which it issued and sold 13,685,000 shares of its common stock, including 1,785,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $21.00 per share. The shares began trading on the Nasdaq Global Select Market on January 8, 2021 under the symbol “CGEM”. The net proceeds received by the Company from the offering were $264.5 million, after deducting underwriting discounts, commissions and other offering expenses.

Immediately prior to the effectiveness of the Company’s registration statement, the Company completed its reorganization, whereby the LLC merged with and into Cullinan Management and Cullinan Management was the surviving entity (the Reorganization). Cullinan Management was the registrant in the IPO. Pursuant to the Reorganization, all outstanding Redeemable Preferred Units, Non-Voting Incentive Units and common units converted into shares of Cullinan Management common stock while common unit options were exchanged for stock options. Immediately following the Reorganization, the Company effected a one-for-7.0390 reverse stock split of its issued and outstanding shares of common stock (the Reverse Stock Split).

Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and Reverse Stock Split.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control. The Company incurred net losses of $5.2 million for the three months ended March 31, 2020 and recorded net income of $1.4 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $93.4 million.

Since inception, the Company has funded its operations primarily through the sale of equity securities. The Company expects that its cash, cash equivalents and short term investments as of March 31, 2021 of $440.9 million, along with long term investments of $32.1 million, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these unaudited consolidated financial statements.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial reporting. The unaudited financial statements include accounts of the Company and its consolidated subsidiaries. All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of the Company's management, reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive income (loss) and its cash flows for the periods presented.

The unaudited consolidated financial statements herein do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements, as is permitted by such rules and regulations. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2021 for the year ended December 31, 2020 (the 2020 Form 10-K).

Use of Estimates

The preparation of the accompanying unaudited consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates the estimates, including those related to expenses and accruals. The Company’s management bases its estimates on historical experience, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in these unaudited consolidated financial statements include but are not limited to the fair value of the royalty transfer agreements, accrued research and development costs, the valuation of acquired in process research and development asset and the fair value of equity awards issued by the Company and its subsidiaries prior to the IPO. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company evaluates each of its subsidiaries to determine whether the entity represents a variable interest entity (VIE) for which consolidation should be evaluated under the VIE model, or alternatively, if the entity is a voting interest entity, for which consolidation should be evaluated using the voting interest model (VOE). The Company concluded that none of its subsidiaries is a VIE and has consolidated each subsidiary under the VOE.

The Company has either created or made investments in the following entities:

Consolidated Entities	Relationship as of March 31, 2021	Date Control First Acquired
Cullinan Apollo Corp.	Partially-owned Subsidiary	November 2018
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019
Cullinan MICA Corp.	Partially-owned Subsidiary	May 2020

Noncontrolling Interests

To the extent that ownership interests in the Subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that the Company and the noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. At March 31, 2020, licensors held noncontrolling interests in Apollo and Pearl. At March 31, 2021, investors and licensors held noncontrolling interests in Apollo, Pearl, Amber, Florentine and MICA. Refer to Note 5 for details relating to the license agreements and Note 7 for details relating to the noncontrolling interests.

For the three months ended March 31, 2020 and 2021, $0.2 million of net loss and $1.5 million of net income, respectively, were attributable to noncontrolling interests and recorded in the consolidated statements of operations and comprehensive income (loss) and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020 and March 31, 2021, cash equivalents consist of commercial paper and government-backed money market funds.

Investments

The Company determines the appropriate classification of its investments in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company periodically reviews its investments in debt securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings.

Investments not classified as cash equivalents with maturities of less than twelve months are classified as short-term available-for-sale marketable securities. Marketable securities with maturities greater than twelve months for which the Company has the intent and ability to hold the investment for greater than twelve months are classified as long-term investments in the consolidated balance sheets.

Available-for-sale marketable securities are carried at estimated fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of marketable securities is based on available market information. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest and dividends are also included in interest income. Declines in fair value judged to be other-than-temporary on available-for-sale securities, if any, are included in other income (expense), net.

The Company recognized its short-term investment marketable securities by security type at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate notes	$12,780	$—	$(3)	$12,777
Commercial paper	24,473	—	—	24,473
Asset-backed securities	4,757	1	—	4,758
	$42,010	$1	$(3)	$42,008

The Company recognized its short-term investment marketable securities and long-term investment by security type at March 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short term investments
Corporate notes	$43,468	$0	$(24)	$43,444
Commercial paper	94,051	2	—	94,053
Asset-backed securities	9,841	—	(1)	9,840
Long term investments
Corporate notes	32,146	—	(35)	32,111
	$179,506	$2	$(60)	$179,448

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets as of December 31, 2020, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$22,007	$—	$—	$22,007
Money market funds	146,191	—	—	146,191
Short-term investments
Corporate notes	—	12,777	—	12,777
Commercial paper	—	24,473	—	24,473
Asset-backed securities	—	4,758	—	4,758
	$168,198	$42,008	$—	$210,206

The following table sets forth the fair value of the Company’s financial assets as of March 31, 2021, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$39,021	$—	$—	$39,021
Money market funds	254,516	—	—	254,516
Short-term investments
Corporate notes	—	43,444	—	43,444
Commercial paper	—	94,053	—	94,053
Asset-backed securities	—	9,840	—	9,840
Long-term investments
Corporate notes	—	32,111	—	32,111
	$293,537	$179,448	$—	$472,985

Prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are carried at cost, which management believes approximates fair value due to their short term nature.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company incurred $2.7 million of deferred offering costs and recorded such amounts against the gross proceeds of our IPO within the statements of stockholders’ equity during the three months ended March 31, 2021.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model, which requires the input of objective and subjective assumptions. Certain assumptions used, including the fair value of the Company’s common stock prior to the time of the IPO and stock price volatility, represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

The Company classifies equity-based compensation in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets are not realizable.

Net Loss per Share

Basic and diluted net loss per share is determined by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock awards and shares issuable under the employee stock purchase plan. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted net loss per share are the same. The Company excluded unvested shares of restricted stock awards, stock options and shares issuable under the employee stock purchase plan from the computation of diluted weighted-average shares outstanding as they would be antidilutive.

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

(3) Reorganization and Reverse Stock Split

Immediately prior to the completion of the IPO in January 2021, the LLC completed the Reorganization. Prior to the Reorganization, Management was a wholly-owned subsidiary of the LLC. The LLC was also the direct parent company of the Company’s development subsidiaries. Pursuant to the Reorganization, Management acquired all the assets of the LLC, including all of the stock the LLC owns of Apollo, Florentine, Amber, Pearl and MICA (collectively the Asset Subsidiaries), and assumed all of the LLC’s liabilities and obligations.

Following the Reorganization, all of Management’s outstanding preferred stock automatically converted on a 1-for-1 basis into common stock of Management. The Company then effected a one-for-7.0390 reverse split of its common stock (the Reverse Stock Split). Immediately prior to completion of the Company’s IPO, the existing units of the LLC were cancelled and the number of shares of common stock exchanged and issued to the LLC’s unitholders in the Reorganization is shown in the below table by unit class, on a split adjusted basis:

Cullinan Oncology, LLC Unit Type	Number of Management's Shares Issued	Adjusted for the Reverse Stock Split
Series C Preferred Units	66,599,045	9,461,414
Series B Preferred Units	63,141,016	8,970,154
Series A1 Preferred Units	50,000,000	7,103,280
Series Seed Preferred Units	16,000,000	2,273,050
Non-Voting Incentive Units	11,896,500	1,689,949
Common Units	34,747,722	4,936,415
Total shares issued	242,384,283	34,434,262

The amount presented for Non-Voting Incentive Units included unvested outstanding Non-Voting Incentive Units that were exchanged for restricted stock of Management. The amount presented for Common Units included the unvested outstanding Restricted Common Units, exchanged for Management’s restricted stock, and issued and unvested Common Unit Options, that were exchanged for Management’s stock options. The unvested awards are subject to the same time-based vesting conditions as the original awards.

The Reorganization was accounted for as a reverse acquisition, where the LLC was determined to be the accounting acquirer and Management to be the legal acquiree, and recapitalization for financial reporting purposes. Accordingly, the historical financial statements of the LLC became the Company’s historical financial statements, including the comparative prior periods. All share and per share amounts in these unaudited consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented. The shares of the Company’s common stock for periods prior to the Reorganization represent the outstanding units of the LLC recalculated to give effect to the Reorganization and Reverse Stock Split.

All LLC units that were previously reported as Redeemable Preferred Units, or temporary equity, were converted to common stock of the Company upon the execution of the Reorganization and have been reclassified to stockholders’ equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in the Company’s financial statements for the year ending December 31, 2020, as follows:

	As of December 31, 2019
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	83,872	(83,872)	—
Series C Redeemable Preferred Units	—	—	—
Total Redeemable Preferred Units	137,774	(137,774)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	2	2
Additional paid-in capital	770	137,773	138,543
Accumulated other comprehensive loss	(4)	—	(4)
Accumulated deficit	(41,540)	—	(41,540)
Total Cullinan Stockholders' Equity (Members' Deficit)	(40,773)	137,774	97,001
Non-controlling interests in subsidiaries	864	—	864
Total Stockholders' Equity (Members' Deficit)	$(39,909)	$137,774	$97,865

	As of December 31, 2020
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	97,909	(97,909)	—
Series C Redeemable Preferred Units	124,841	(124,841)	—
Total Redeemable Preferred Units	276,652	(276,652)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	3	3
Additional paid-in capital	15,698	276,650	292,348
Accumulated other comprehensive loss	(2)	—	(2)
Accumulated deficit	(93,339)	—	(93,339)
Total Cullinan Stockholders' Equity (Members' Deficit)	(77,642)	276,652	199,010
Non-controlling interests in subsidiaries	1,304	—	1,304
Total Stockholders' Equity (Members' Deficit)	$(76,338)	$276,652	$200,314

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	March 31, 2021
	(in thousands)
Accrued bonus	$1,763	$563
Professional fees	1,018	851
Research and development costs	1,829	1,510
Other	31	91
	$4,641	$3,015

(5)	License and Collaboration Agreements

The following table summarizes the impact of the research and development costs related to the collaboration and license agreements on the Company’s consolidated statements of operations and comprehensive (income) loss for the three months ended March 31, 2020 and 2021. For details on the structure and accounting treatment for the Company’s collaboration and license agreements, refer to the annual consolidated financial statements and notes contained in the 2020 Form 10-K.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Cullinan Management - Adimab	$104	$—
Apollo - Wistar	136	—
Pearl - Taiho	—	3,000
	$240	$3,000

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

As partial consideration of the license and rights granted to Zai Lab, Zai Lab paid Pearl a one-time, irrevocable, nonrefundable license fee of $20.0 million in January 2021. In addition to the upfront fee, Zai Lab will be obligated to pay Pearl, research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in the aggregate amount of up to $211.0 million, and tiered royalty payments based on the annual net sales of the licensed product. The Company recognized the upfront license fee in revenue. The Company will also recognize milestone and royalty payments in revenue once they are earned. No milestones have been achieved to date under the Zai License Agreement.

The upfront payment received by Pearl was subject to foreign tax withholdings. When the licensed IP and technology know-how was transferred to Zai Lab in January 2021, Pearl recognized revenue of $18.9 million, which represented the upfront fee less the foreign tax withholdings as Pearl does not expect to recover the amounts relating to the foreign tax withholdings.

In connection with the Taiho License Agreement, Pearl is obligated to pay Taiho Pharmaceutical, Co., Ltd. (Taiho Pharma) a percentage of future revenue received from Zai Lab, including the upfront payment that was received in January 2021. Upon receipt of the upfront payment, Pearl recognized $3.0 million within research and development expenses in the consolidated statements of operations and comprehensive (income) loss.

(6) Cullinan-MICA Asset Acquisition

On May 28, 2020 (the Acquisition Date), in accordance with the Series A Senior Preferred Stock Purchase Agreement (the Purchase Agreement), the Company purchased 5,385,787 shares of Series A Senior Preferred Stock (the Series A Senior Preferred Stock) of PDI Therapeutics, Inc. (PDI Therapeutics), for $7.1 million, and certain existing PDI Therapeutics shareholders purchased approximately 702,495 shares of the Series A Senior Preferred Stock for $0.9 million. Concurrently with the Series A Senior Preferred Stock purchase, PDI Therapeutics was renamed Cullinan MICA Corp. The terms of the Purchase Agreement included two additional milestone-dependent closings for total proceeds of up to $26.0 million. Each additional closing is based on clinical development milestones of MICA’s lead candidate, CLN-619. Neither milestone occurred as of March 31, 2021.

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

The Company’s initial purchase represented approximately 24% of MICA’s fully diluted shares outstanding, including shares reserved for future issuance, and 88.5% of the Series A Senior Preferred Stock outstanding. The Company can increase its ownership to approximately 54% of MICA’s fully diluted shares outstanding by participating in the additional milestone-dependent closings. Additionally, as part of the transaction and as outlined in the Voting Agreement dated May 28, 2020, among the Company and other stockholders of MICA, MICA increased the size of its board of directors from four to five directors, of which three directors are designated by the Company.

The Company also entered into a Services Agreement with MICA under which the Company will perform functions required for MICA’s operations, including accounts payable, cash management, record keeping, research and development and accounting services.

Given the Company’s ownership of the Series A Senior Preferred Stock and its majority representation on MICA’s board of directors, the Company’s obtained a controlling interest in MICA on the Acquisition Date. Further, the Company evaluated the MICA transaction and determined that MICA is not a variable interest entity; however, due to the controlling interest in MICA, the Company will consolidate MICA under the voting interest model.

The Company evaluated the change in control of MICA and concluded that the change in control is an asset acquisition rather than a business combination as substantially all of the value in MICA resides in CLN-619, the in-process research and development IPR&D asset developed by MICA. The cost of the assets was calculated as the sum of the fair value of the Company’s investment in MICA, the fair value of the noncontrolling interests in MICA and the Company’s transaction costs. This cost was allocated to the assets acquired and liabilities assumed in the transaction based on their relative fair values. The amount allocated to the IPR&D acquired was $6.4 million and was charged to research and development expense within the consolidated statements of operations and comprehensive income (loss) during the twelve months ended December 31, 2020 as it had no alternative future use at the time of the acquisition.

In December 2020, the stockholders and the board of directors of MICA approved an amendment to its equity plan that decreased the authorized amount of shares under its equity plan such that no further grants could be made under its equity plan. Any authorized but unissued shares under the equity plan were returned to the status of authorized, unissued shares of common stock.

(7)	Common Stock and Noncontrolling Interest in Subsidiaries

Common Stock

As of December 31, 2020 and March 31, 2021, 34,900,878 and 150,000,000 shares of common stock were authorized, respectively. Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through March 31, 2021.

The LLC’s outstanding Non-Voting Incentive Units have been retroactively adjusted to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and Reverse Stock Split.

Noncontrolling Interest in Subsidiaries

Certain Subsidiaries issue common stock in connection with licensing agreements and to employees, directors and consultants pursuant to subsidiary equity incentive plans. The holders of Subsidiary common stock are entitled to one vote per share. The holders of Subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of Series A Preferred Stock.

In November 2020, the LLC entered into a Restricted Stock Contribution Agreement (Contribution Agreement) with Amber, Pearl and Florentine where the LLC exchanged common units of the LLC for restricted common stock held by LLC employees at each of the Subsidiaries. The LLC’s outstanding restricted common units have been retroactively adjusted to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and the Reverse Stock Split.

Cullinan Apollo Corp.

In December 2018, Apollo entered into a Series A Preferred Stock purchase agreement with the Company. The initial closing took place in December and Apollo sold 7,000,000 subsidiary shares of Series A Preferred Stock for gross proceeds of $7.0 million. At any time following the initial closing, upon the election of Apollo’s board of directors, Apollo may sell up to an aggregate of 11,000,000 Series A Preferred Stock shares at one or more subsequent closings at $1.00 per share.

The Company did not allocate any losses to the noncontrolling interests for the three months ended March 31, 2020 and 2021.

Cullinan Pearl Corp.

In February 2019, Pearl entered into a Series A Preferred Stock Purchase Agreement with the Company and Taiho Ventures, LLC (Taiho Ventures) to sell up to 23,000,000 shares of Pearl’s Series A Preferred Stock for $1.00 per share. Pearl completed the initial closing of its Series A Preferred Stock where Pearl issued 14,000,000 shares of Series A Preferred Stock for $14.0 million to the Company and Taiho Ventures. In connection with the license agreement with Taiho Pharma, Pearl issued 1,860,000 shares of common stock as anti-dilution shares, in exchange for no cash consideration.

In August 2020, Pearl issued 9,000,000 additional subsidiary shares of Series A Preferred Stock for $9.0 million to the Company and Taiho Ventures. In connection with the license agreement, Pearl then issued 1,206,000 additional shares of its common stock as anti-dilution shares, in exchange for no additional consideration.

In November 2020, pursuant a Subscription Agreement between the Company and Pearl, the Company purchased 2,730,227 shares of Pearl’s common stock at $0.44 per share, for an aggregate purchase price of $1.2 million.

Under the HLBV method, $0.2 million of losses and $1.7 million of income were attributed to noncontrolling interests for the three months ended March 31, 2020 and 2021, respectively, due to Taiho Ventures’ preferred stock ownership in Pearl.

Cullinan Amber Corp.

In April 2020, in connection with its Series A Preferred Stock financing, Amber issued 3,000,000 shares of its Series A Preferred Stock to the Company for gross proceeds of $3.0 million. At any time following the initial closing, upon election of Amber’s board of directors, Amber may sell up to an aggregate of 9,000,000 shares of Amber’s Series A Preferred Stock at one or more subsequent closings at $1.00 per share.

In April 2020, pursuant to the license agreement between Amber and the Massachusetts Institute of Technology, Amber issued 400,132 shares of its common stock, in exchange for no additional consideration as set forth in the license agreement.

The Company did not allocate any losses to the noncontrolling interests for the three months ended March 31, 2020 and 2021.

Cullinan Florentine Corp.

In August 2020, Florentine entered into a Series A Preferred Stock purchase agreement with the Company. The initial closing took place in August 2020 and Florentine sold 6,000,000 subsidiary shares of Series A Preferred Stock for gross proceeds of $6.0 million. At any time following the initial closing, upon the election of the Florentine’s board of directors, Florentine may sell up to an additional 6,000,000 shares of Series A Preferred Stock at one or more subsequent closings at $1.00 per share. Pursuant to the Tübingen License Agreement, Florentine issued 725,118 shares of its common stock, in exchange for no additional consideration as set forth in the license agreement.

In December 2020, Florentine issued 6,000,000 additional shares of its Series A Preferred Stock for proceeds of $6,000,000 under the Florentine Series A Preferred Stock purchase agreement. Florentine issued additional 381,810 shares of its common stock to DFKZ and UFE as anti-dilution shares, in exchange for no additional consideration as set forth in the license agreement.

The Company did not allocate any losses to the noncontrolling interests for the three months ended March 31, 2020 and 2021.

Cullinan MICA Corp.

In May 2020, MICA issued 6,088,282 million shares of Series A Senior Preferred Stock, including 5,385,787 to the Company, at $1.31 per share. See Note 6 for further details.

Using a market-based approach and an option-pricing allocation method, MICA determined the fair market value of MICA’s equity at acquisition was $12.8 million, of which $7.1 million was allocated to the Company’s Series A Senior Preferred Stock position, and $5.7 million was initially allocated to noncontrolling interests, including the Junior Preferred and Common Stockholders.

In December 2020, the MICA board authorized the issuance of 3,367,804 shares of MICA common stock to the Company, at a purchase price of $0.23 per share for aggregate proceeds to MICA of $0.8 million. As a result of these transactions, the Company’s ownership interests in MICA increased to 35% as of December 31, 2020.

Under the HLBV method, $0.2 million of losses were attributed to noncontrolling interests for the three months ended March 31, 2021.

(8)	Equity-Based Compensation

2021 Stock Options and Incentive Plan

The 2021 Stock Option and Incentive Plan (the 2021 Stock Plan) was adopted by the board of directors in December 2020 and the stockholders approved the plan in January 2021, prior to the completion of the Company’s IPO. The 2021 Stock Plan became effective on the day immediately prior to the effectiveness of the Company’s registration statement. The 2020 Unit Option and Grant Plan was terminated once the 2021 Stock Plan was effective. The Company initially reserved 12,546,386 shares of common stock for issuance of awards under the 2021 Stock Plan, which included (x) split-adjusted 320,228 shares of restricted stock issued under the 2021 Stock Plan in connection with the Reorganization and (y) split-adjusted equity awards comprised of (i) 4,616,187 shares of common stock issuable upon the exercise of stock options at a weighted average exercise price of $4.30; and (ii) an aggregate of 1,753,316 shares of common stock issuable upon the exercise of the stock options, with an exercise price equal to the IPO price per share, which were granted to certain executive officers, employees, and affiliates.

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

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Research and development	$—	$1,569
General and administrative	—	1,939
Total equity-based compensation	$—	$3,508

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the ESPP) was adopted by our board of directors in December 2020 and the stockholders approved the plan in January 2021, prior to the completion of the Company’s IPO. The ESPP became effective on the day immediately prior to the effectiveness of the Company’s IPO. The Company has initially reserved 416,665 shares of common stock for issuance to participating employees.

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

For the Company recorded less than $0.1 million of compensation expense relating to the ESPP for the three months ended March 31, 2021.

(9)	Related Party Transactions

MPM Capital is a significant investor in the Company through one of its managed funds. In October 2016, the Company also began receiving consulting and management services pursuant to agreements with a Managing Director at MPM Capital and a principal at F2 Ventures, also a significant investor in the Company. For three months ended March 31, 2020, the Company incurred less than $0.1 million for management and advisory services in connection with those agreements. The Company did not incur any expenses relating to these management and advisory services agreements for the three months ended March 31, 2021.

For the three months ended March 31, 2020 and 2021, the Company paid MPM Capital less than $0.1 million for other operational support. These expenses were recorded as general and administrative expense.

In April 2020, the Company entered into a consulting agreement, or the 2020 Consulting Agreement, with Globeways Holdings Limited, or Globeways. Globeways and entities affiliated with F2 Ventures beneficially own in the aggregate greater than five percent of the Company’s outstanding units and Globeways is beneficially owned by a member of the Company’s board of directors. Pursuant to the 2020 Consulting Agreement, the board member provides leadership and advice regarding the Company’s scientific, clinical, product development and related activities and operations. Pursuant to the 2020 Consulting Agreement, the LLC pays Globeways a consulting fee at a monthly rate of $25,000. As the sole beneficial owner of Globeways, this board member receives all of the compensation paid to Globeways under the Globeways Agreements. For three months ended March 31, 2021, the Company incurred less than $0.1 million in costs related to this agreement. We do not expect to incur any further expenses as this agreement expired as of March 31, 2021.

Royalty Transfer Agreements

In October and December 2019 and May 2020, the Company’s subsidiaries Amber, Apollo, Florentine, MICA and Pearl entered into royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the Foundations). Under these agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. Management has concluded that these instruments had no value at the inception of the agreements or at December 31, 2020 and March 31, 2021.

As of March 31, 2021, Amber, Florentine and MICA’s programs all remained in pre-clinical research, while Apollo and Pearl’s programs were in phase 1/2a clinical trials. Given that these programs are all still in early stages of development and face inherent technical, regulatory, and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of December 31, 2020 and March 31, 2021. The Company currently does not have any applicable net sales and as a result has paid no royalties under these obligation as of December 31, 2020 and March 31, 2021 nor has the Company accrued any liability as of December 31, 2020 and March 31, 2021. The Company will monitor these instruments for changes in fair value at each reporting date.

(10)	Income Taxes

The Company recorded no provision for income taxes for the three months ended March 31, 2020 and 2021.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against the Company’s otherwise recognizable net deferred tax assets.

(11)	Commitments and Contingencies

Operating Lease

Rent expense for each of the three months ended March 31, 2020 and 2021 was $0.2 million.

In December 2017, the Company signed an operating lease for 7,531 rentable square feet of office space in Cambridge, Massachusetts to commence on February 1, 2018. The lease expires on June 30, 2024. Rent expense will be recorded ratably over the lease period. The lease includes escalating rental payments, which are also being charged to rent expense ratably over the lease period.

The following table summarizes future minimum payments due under the operating lease as of March 31, 2021:

(in thousands)
Remainder of 2021	$451
2022	608
2023	618
2024	313
$1,990

(12)	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. The Company assumes all administrative costs of the 401(k) Plan. For each of the three months ended March 31, 2020 and 2021, the expense relating to the matching contribution was less than $0.1 million.

(13)	Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2020	2021
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders of Cullinan	$(4,973)	$(70)
Denominator
Total weighted-average shares used in computing net loss per share, basic and diluted	18,747,004	41,977,336
Net Loss per Share:	$(0.27)	$(0.00)

The following outstanding equity instruments were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2021
Restricted stock awards	478,293	242,411
Stock options	—	6,600,953
Estimated shares issuable under the ESPP	—	10,101
Total	478,293	6,853,465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company developing a diversified pipeline of targeted oncology and immuno-oncology therapies. Our strategy is to build a pipeline of therapeutic candidates that are uncorrelated across multiple dimensions, with a focus on assets that we believe have novel technology, employ differentiated mechanisms, are in a more advanced stage of development than competing candidates, or have a combination of these attributes. Our current pipeline includes seven novel oncology programs. We have internally developed or in-licensed these candidates by leveraging our hub-and-spoke business model, which includes a central operating company and separate subsidiaries that are established as needed to hold and advance individual therapeutic candidates. We currently employ or have consulting agreements with all of our team members.

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

We have five partially-owned development subsidiaries, together the Asset Subsidiaries, or “spokes:” Cullinan Pearl Corp., or Cullinan Pearl, which is advancing CLN-081; Cullinan Apollo Corp., or Cullinan Apollo, which was formed around VK-2019, a drug that we decided to discontinue development of in May 2020 (we intend to dissolve Cullinan Apollo after completing trial wind-down activity); Cullinan MICA Corp., or Cullinan MICA, which is advancing CLN-619; Cullinan Florentine Corp., or Cullinan Florentine, which is advancing CLN-049; and Cullinan Amber Corp., or Cullinan Amber, which is developing our AMBER platform and advancing CLN-617 as its first therapeutic candidate. Our earlier-stage programs, Cullinan NexGem, Cullinan Opal and Cullinan Jade, are currently held in Cullinan.

Since inception, we have funded our operations primarily through the sale of equity securities. As of March 31, 2021, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our IPO. Furthermore, we received $18.9 million in net collaboration revenue from the license agreement (Zai License Agreement) with Zai Lab Shanghai Company, Limited (Zai Lab).

As of March 31, 2021, we had cash, cash equivalents, and short-term investments of $440.9 million and long-term investments of $32.1 million. We have incurred operating losses and have had negative cash flows from operations since our inception. For the three months ended March 31, 2020 the Company incurred $5.2 million of net losses. For the three months ended March 31, 2021, the Company generated $1.4 million of net income. As of March 31, 2021, we had an accumulated deficit of $93.4 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, or COVID-19, was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization, declaring the outbreak of COVID-19 as a pandemic, or a worldwide spread of a new disease, on March 11, 2020. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of the Company’s product candidates; however, COVID-19 has impacted the pace of enrollment in our clinical trials and our preclinical studies.

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world, and to date has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders, travel restrictions, mandated business closures and other public health safety measures. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted in significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy and we cannot presently predict the scope and severity of any potential business shutdowns or disruptions. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business. To date, COVID-19 has not had a financial impact on the Company.

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it has and will continue to impact our operations and the operations of our vendors and contractors, and may take further precautionary and preemptive action as may be required by federal, state or local authorities. The full extent and duration of the impact of COVID-19 on the Company’s operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable.

Basis of Presentation and Consolidation

Since our inception, we have created wholly-owned subsidiaries or made investments in certain controlled entities. Losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations and comprehensive income (loss).

The entities that are consolidated in our consolidated financial statements include the following:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of March 31, 2021%(1)
Cullinan Oncology, Inc.	Parent Entity	(2)	N/A
Cullinan Apollo Corp.	Partially-owned Subsidiary	November 2018	71%
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018	80%
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019	90%
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019	92%
Cullinan MICA Corp.	Partially-owned Subsidiary	May 2020	35%

(1)	Ownership percentages are reflected on a fully-diluted basis.
(2)

In January 2021, prior to our initial public offering, we completed a reorganization, pursuant to which the LLC merged with and into Cullinan Management, Inc., or Management, with Management being the surviving entity of such merger, or the Reorganization. In February 2021, our corporate name was changed from Cullinan Management, Inc. to Cullinan Oncology, Inc.

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

Cullinan Pearl

Cullinan Pearl, incorporated in November 2018, is our partially-owned operating subsidiary that has exclusive worldwide rights, excluding Japan and Greater China, to CLN-081, our orally available small molecule designed as a next generation, irreversible EGFR inhibitor that is in development for the treatment of non-small cell lung cancer, or NSCLC, patients with EGFR exon 20 insertion mutations.

In February 2019, Cullinan Pearl entered into a licensing and collaboration agreement with Taiho Pharmaceutical, Co., Ltd., or Taiho Pharma, for the worldwide rights to CLN-081 outside of Japan, which Taiho Pharma retained. Cullinan Pearl also issued to Taiho Ventures, LLC, an affiliate of Taiho Pharma, 1,860,000 shares of Series A Preferred Stock at a price of $1.00 per share for an aggregate purchase price of $1,860,000. In August 2020, at the election of the board of directors of Cullinan Pearl, Cullinan Pearl completed its subsequent closing of its Series A Preferred Stock financing and issued to Taiho Ventures an additional 1,206,000 shares of Series A Preferred Stock for an aggregate purchase price of $1,206,000.

As of March 31, 2021, we and Taiho Ventures, LLC, or Taiho Ventures, have purchased an aggregate of $23.0 million in Series A preferred stock of Cullinan Pearl.

As of March 31, 2021, we own 87% and Taiho Ventures owns 13% of the Series A preferred stock. Assuming conversion of the Series A preferred stock, we own 80%, Taiho Ventures owns 10%, and Taiho Pharma owns 10% of the fully diluted common stock outstanding of Cullinan Pearl. Pursuant to a voting agreement, by and among Cullinan Pearl, we, Taiho Ventures, and other stockholders of Cullinan Pearl, the Series A Preferred stockholders, acting by majority vote, have the right to appoint two members of the board of directors, Taiho Ventures has the right to appoint one director; our chief executive officer, Owen Hughes, serves as the fourth board member; and two independent directors are appointed by a majority of the other four Cullinan Pearl board of directors.

Cullinan Amber

Cullinan Amber, incorporated in December 2019, is our partially-owned operating subsidiary that has exclusive worldwide rights to the patents related to the technology that originated in the laboratory of Professor Dane Wittrup at the Massachusetts Institute of Technology, or MIT. In December 2019, Cullinan Amber entered into an Exclusive Patent License Agreement with MIT. As of March 31, 2021, we own 90% of the issued equity of Cullinan Amber, on a fully-diluted basis, including 100% of the shares of Series A preferred stock. MIT and Dr. Wittrup each own approximately 5%, or an aggregate 10%, of the issued and outstanding equity of Cullinan Amber on a fully-diluted basis.

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

Through March 31, 2021, we have purchased an aggregate of $12.0 million of shares of Series A preferred stock of Cullinan Florentine through two closings of a Series A financing. In connection with the issuance of additional shares of Series A Preferred Stock to us and pursuant to the license agreement with DKFZ, UFE and the University of Tubingen, Cullinan Florentine issued to each of DKFZ and UFE an additional 261,540 and 120,270 shares of common stock of Cullinan Florentine, respectively. As of March 31, 2021, we own approximately 92% of the fully diluted shares outstanding of Cullinan Florentine, including 100% of the shares of Series A preferred stock. DKFZ and University of Tübingen currently own, in the aggregate, approximately 8% of the equity of Cullinan Florentine on a fully-diluted basis.

Pursuant to a voting agreement between Cullinan Florentine, we and other stockholders, of the four person board of directors, the holders of Series A preferred stock, acting by majority vote, have the right to designate two members of the board of directors, DKFZ and UFE, acting jointly, have the right to appoint one director, and the CEO of Cullinan Florentine, who is currently our CEO, Mr. Hughes, is the fourth board member.

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

In December 2020, the stockholders and the board of directors of Cullinan MICA approved an amendment to its equity plan that decreased the authorized amount of shares under its equity plan such that no further grants could be made under its equity plan. Any authorized but unissued shares under the equity plan were returned to the status of authorized, unissued shares of common stock. In December 2020, we purchased an aggregate of 3,367,804 shares of common stock of Cullinan MICA. As a result of these transactions, our ownership percentage in Cullinan MICA increased to approximately 35% as of March 31, 2021. Subject to the completion of Cullinan MICA’s Series A financing, we will own approximately 54% of the fully diluted capital stock outstanding. Pursuant to a voting agreement, by and among Cullinan MICA, us, and other stockholders of Cullinan MICA, of the five person board of directors, we have the right to appoint three members of the board of directors.

Components of Our Results of Operations

Revenue

In the first quarter of 2021, we recognized $18.9 million of revenue, relating to the upfront fee earned from the Zai License Agreement. We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our therapeutic candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, and short term and long term investments.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets are not realizable.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2021

The following table presents our results of operations for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
(in thousands)	2020	2021
License revenue	$—	$18,943
Operating expenses:
Research and development	4,173	12,415
General and administrative	1,368	5,156
Total operating expenses	5,541	17,571
Income/(loss) from operations	(5,541)	1,372
Other income (expense):
Interest income	378	49
Other income (expense), net	—	(2)
Net Income/(loss)	(5,163)	1,419
Net income/(loss) attributable to noncontrolling interest	(190)	1489
Net loss attributable to common stockholders of Cullinan	$(4,973)	$(70)

Net loss per share, basic and diluted	$(0.27)	$(0.00)
Total weighted-average shares used in computing net loss per share, basic and diluted	18,747,004	41,977,336

Comprehensive income/(loss):
Net income/(loss)	$(5,163)	$1,419
Unrealized gain/(loss) on investments	30	(58)
Comprehensive income/(loss):	(5,133)	1,361
Comprehensive income/(loss) attributable to noncontrolling interest	(190)	1,489
Comprehensive income/(loss) attributable to Cullinan	$(4,943)	$(128)

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2020	2021	Change
Cullinan Pearl (CLN-081)	$1,186	$2,718	$1,532
Cullinan Florentine (CLN-049)	828	1,818	990
Cullinan Mica (CLN-619)	—	1,634	1,634
Cullinan Amber (CLN-617)	77	325	248
Cullinan Apollo (VK-2019)	644	116	(528)
Total Asset Subsidiaries expenses	$2,735	$6,610	$3,875
Early stage research	949	2,567	1,618
Other personnel and unallocated	489	1,670	1,181
Equity-based compensation	—	1,569	1,569
Total research and development expenses	$4,173	$12,415	$8,242

Research and development expenses were $4.2 million for the three months ended March 31, 2020, compared to $12.4 million for the three months ended March 31, 2021. We separately disclosed additional details for the research and development expenses incurred in connection with the research and development activities conducted for the therapeutic candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl, and certain of our consolidated entities, as we believe they represent key portfolio value drivers. We also disclosed research and development expense detail for Cullinan Apollo, which we are planning to dissolve in the near future.

The increase of $8.2 million of research and development expenses of the Asset Subsidiaries was primarily ongoing research and development activities subsequent to the acquisition of CLN-619 in May 2020, increase in pre-clinical and CMC costs to support IND-enabling activity for CLN-049, and increased trial enrollment for CLN-081. These increases are offset by a decrease of $0.5 million from the wind down of clinical trial activities for VK-2019. The remaining increase was primarily related to equity-based compensation expense for stock options, increase in the discovery and development of early stage therapeutic candidates and increased headcount.

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

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2020	2021	Change
Personnel-related	$724	$1,272	$548
Occupancy and other fees	247	797	550
Legal fees	199	681	482
Professional services fees	198	467	269
Equity-based compensation	—	1,939	1,939
Total general and administrative expenses	$1,368	$5,156	$3,788

General and administrative expenses were $1.4 million for the three months ended March 31, 2020 compared to $5.2 million for the three months ended March 31, 2021. The increase of $3.8 million was primarily due to increased headcount, equity-based compensation expense for stock options and expansion of our operations in connection with becoming a public company.

Other Income, Net

Other income, net was $0.4 million during the three months ended March 31, 2020 compared to less than $0.1 million during the three months ended March 31, 2021. The decrease of $0.3 million was primarily related to a higher interest income earned in the first quarter of 2020.

Net Income/(Loss) Attributable to Noncontrolling Interest

Net income or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value, or HLBV, method for certain subsidiaries. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that the noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. Net loss attributable to noncontrolling interest was $0.2 million during the three months ended March 31, 2020 compared to net income of $1.5 million during the three months ended March 31, 2021. The Company recorded net income attributable to noncontrolling interests for the three months ended March 31, 2021 for Cullinan Pearl due to the recognition of the revenue from the Zai License Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities. As of March 31, 2021, we had cash, cash equivalents and short term investments of $440.9 million and long term investments of $32.1 million.

In January 2021, the Company completed its IPO and received net proceeds of $264.5 million from the offering, after deducting underwriting discounts, commissions and other offering expenses. Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, and short-term and long-term investments, will be sufficient to fund operations through 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2021
Net cash used in operating activities	$(5,015)	$(1,515)
Net cash used in investing activities	(26,890)	(137,726)
Net cash provided by financing activities	14,037	264,580
Net (decrease) increase in cash and cash equivalents	$(17,868)	$125,339

Cash Flow from Operating Activities

For the three months ended March 31, 2020, operating activities used $5.0 million of cash and primarily consisted of our net loss of $5.1 million, offset by changes in net operating assets and liabilities of $0.1 million and non-cash charges of less than $0.1 million.

For the three months ended March 31, 2021, operating activities used $1.5 million of cash and primarily consisted of our net income of $1.4 million, offset by changes in net operating assets and liabilities of $6.7 million, and non-cash charges of $3.7 million. Our non-cash charges of $3.7 million primarily consisted of $3.5 million from equity-based compensation expense and $0.2 million in amortization and accretion on marketable securities.

Cash Flow from Investing Activities

For the three months ended March 31, 2020, investing activities used $26.9 million of cash, of which $31.1 million was used for the purchase of short term investments offset by $4.2 million received from the sales and maturities of short term investments.

For the three months ended March 31, 2021, investing activities used $137.8 million of cash, of which $149.8 million was used for the purchase of short term and long term investments offset by $12.0 million received from the sales and maturities of short term investments.

Cash Flow from Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $14.0 million from the issuance of common stock equivalents of $14.0 million.

For the three months ended March 31, 2021, net cash provided by financing activities was $264.5 million of net proceeds from the initial public offering.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of our therapeutic candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•	continue our research and development efforts and submit investigational new drug applications, or INDs, for our therapeutic candidates and programs;
•	conduct preclinical studies and clinical trials for our current and future therapeutic candidates, including but not limited to CLN-081, CLN-049, CLN-619, CLN-617 and CLN-978;
•	take temporary precautionary measures to help minimize the risk of COVID-19 to our employees;

•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges;
•	develop the necessary processes, controls, and manufacturing capabilities to obtain marketing approval for our therapeutic candidates and to support manufacturing on a commercial scale;
•	seek regulatory approvals for any therapeutic candidates that successfully complete clinical trials, if any;
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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments	$1,990	$451	$1,539	$—	$—

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of December 31, 2020 and March 31, 2021, or in the contractual obligations table above.

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

While our significant accounting policies are described in more detail in Note 2 to our unaudited consolidated financial statements appearing at the beginning of this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Net Income/(Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in our consolidated statements of operations is a result of our investments in our consolidated entities, which include Cullinan Amber, Cullinan Florentine, Cullinan Pearl and Cullinan MICA, and consists of the portion of the net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests related to these subsidiaries are directly impacted by changes in the net loss of the consolidated entity. To the extent that ownership interests in the Asset Subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value, or HLBV, method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that we and our noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation.

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

Research and Development Contract Costs and Accruals

We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued research and development liabilities in our consolidated balance sheets and within research and development expense in our consolidated statements of operations and comprehensive income (loss). These costs are a significant component of our research and development expenses.

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

The Company estimated the fair value of the stock options using the Black-Scholes option pricing model, which requires the input of objective and subjective assumptions. Certain assumptions used, including the fair value of the Company’s common stock prior to the time of the initial public offering and stock price volatility, represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

We classify equity-based compensation in our consolidated statements of operations and comprehensive (income) loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets are not realizable.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to of our unaudited consolidated financial statements appearing at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before you make an investment decision. The risks described below are not the only risks that we face. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Financial Condition and Capital Requirements

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Cullinan Oncology, LLC, our predecessor entity, began substantive operations in 2017. In January 2021, Cullinan Oncology, LLC contributed all of the stock it owned of each of our subsidiaries to Cullinan Management, Inc. in exchange for common stock of Cullinan Management, Inc., and as a result, our subsidiaries became subsidiaries of Cullinan Management, Inc. Subsequently, Cullinan Oncology, LLC merged with and into Cullinan Management, Inc., with the latter being the surviving entity of such merger. Cullinan Management, Inc. changed its name to Cullinan Oncology, Inc. in February 2021. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital for us and our subsidiaries, filing patent applications, identifying and acquiring and investing in potential product candidates, undertaking clinical trials, building our intellectual property portfolio, and establishing arrangements and collaborating with third parties for identification, discovery and research activities, preclinical studies, clinical trials, and the manufacture of initial quantities of our product candidates and component materials. We have not yet demonstrated our ability to successfully conduct late-stage clinical trials, complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through equity securities.

We have incurred significant net losses in each period since we began substantive operations in September 2017. For the three months ended March 31, 2020 and 2021, we reported net losses of $5.2 million and net income of $1.4 million, respectively. As of March 31, 2021, we had an accumulated deficit of $93.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any sales, or collaboration or commercial revenue from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. Most of our product candidates are in the preclinical stages of development and will require additional preclinical studies, and all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Except for CLN-081, we have not yet administered our product candidates in humans and, as such, we face significant translational risk as our preclinical product candidates advance to the clinical stage, if ever, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. For example, Cullinan Apollo, our oral small molecule targeting EBNA1, was terminated due to a lack of translation of compelling preclinical pharmacodynamic effect and antitumor activity into patients. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

The development of pharmaceutical products is capital intensive. We are currently advancing CLN-081 in clinical development and expect to advance CLN-049 and CLN-619 into clinical development in the near term. We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery, preclinical, and clinical development activities for our current product candidates, identify and invest in new product candidates, and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for and commercialize any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, which may include raising funding by one or more of our subsidiaries that could dilute our equity interest in the subsidiary. We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties, either by Cullinan, or by one or more of our subsidiaries. If we or our subsidiaries are unable to raise capital when needed or on attractive terms, we or the applicable subsidiary would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

We had cash and cash equivalents and short-term investments of $440.9 million and long-term investments of $32.1 million as of March 31, 2021. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations through 2024. Our future capital requirements will depend on many factors, including:

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

Each of our subsidiaries licenses intellectual property from third parties and several, including our partially-owned subsidiaries Cullinan Pearl Corp., or Cullinan Pearl, and Cullinan MICA, Corp., or Cullinan MICA, have raised capital from third party investors. These third parties have certain rights that could delay collaboration, licensing or other arrangement with another third party, and the existence of these rights may adversely impact the ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a subsidiary that are contained in license agreements, as well as rights such as drag-along rights in agreements with shareholders of the subsidiary.

For example, Cullinan Pearl, is party to a license agreement, or the Taiho Agreement, with Taiho Pharmaceuticals, Inc., or Taiho, pursuant to which Taiho has a right of negotiation that requires Cullinan Pearl to negotiate in good faith with Taiho prior to proceeding with a transaction to license, sell, assign, transfer or otherwise dispose of a majority of the assets of Cullinan Pearl to a third party, or any transaction with respect to any of the rights licensed from Taiho to Cullinan Pearl. While Cullinan Pearl is not obligated to enter into a transaction with Taiho, the right of negotiation could delay a potential sale or adversely impact our ability to attract a partner or acquirer and could negatively impact prospects for a larger company to acquire Cullinan Pearl or its assets or enter into a collaboration or licensing transaction that would benefit us. Further, Cullinan Pearl must pay Taiho a percentage of the proceeds from the sale, assignment or transfer of less than all or substantially all of Cullinan Pearl’s assets. In addition, our partially-owned subsidiaries Cullinan Florentine Corp., or Cullinan Florentine, and Cullinan Amber Corp., or Cullinan Amber, will also owe licensors a success fee in the event of a sale or other disposition of the majority of its assets. These fees will reduce the net proceeds we receive from any such sale or disposition of assets.

We have also entered into investor rights and voting agreements with third party investors, which may delay or impact our ability to sell our equity interests in or the assets of our partially-owned subsidiaries. For example, we would need to comply with certain notice and other provisions, such as a drag-along provision in the event of sale of the subsidiary, which may delay or prevent a specific transaction or make transacting with our subsidiaries and us less attractive to third parties. As of March 31, 2021, on a fully-diluted basis, we owned 80% of Cullinan Pearl, 90% of Cullinan Amber, 92% of Cullinan Florentine and 35% of Cullinan MICA.

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

We currently own the majority of the fully-diluted shares outstanding of Cullinan Pearl, Cullinan Florentine, Cullinan Apollo, and Cullinan Amber. Our ownership in Cullinan MICA, which owns intellectual property related to CLN-619, represents 88.5% of Cullinan MICA’s Series A Senior Preferred Stock, but approximately 35% of its fully-diluted common stock equivalent outstanding as of March 31, 2021. However, we currently can designate three of the five directors of the company and have control over certain corporate actions such as the acquisition of Cullinan MICA by any other corporation or entity, through our majority ownership of the Series A Senior Preferred Stock. Further, we will maintain our Series A Senior Preferred Stock ownership percentage by participating in future milestone dependent closings of the Series A financing.

In the event that any of our subsidiaries require additional capital and its respective board of directors authorizes the transaction, our equity interest in our subsidiaries may be further reduced to the extent such additional capital is obtained from third party investors rather than from us. However, such transactions would still need to be approved by the board of directors of our respective subsidiary over which we maintain full or, in the case of Cullinan MICA, majority control. For example, in the event Cullinan MICA were to undertake a transaction that could lead to further dilution of our interest, such action would still be subject to protective provisions requiring the consent of a majority in interest of the then-outstanding shares of Series A Senior Preferred Stock, or the Protective Voting Rights, including, among other things, any authorization, designation, recapitalization or issuance of any new class or series of stock or any other securities convertible into equity securities of Cullinan MICA. Cullinan currently holds a majority of the Series A Senior Preferred Stock. These Protective Voting Rights give holders of Series A Senior Preferred voting control over any actions that would result in redemptions of equity securities.

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

As of March 31, 2021, we had 24 full-time employees upon which we rely for various administrative, research and development, and other support services shared among our other operating subsidiaries. We also have two consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, and the management of financial, accounting, and reporting matters. Given that our employees and management are primarily incentivized at the parent company level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Certain of our officers, including our Chief Executive Officer, or CEO and director, Owen Hughes, our Chief Legal Officer, Raymond Keane, and our Chief Scientific Officer, Small Molecules, Leigh Zawel, are also directors and/or officers of one or more of our subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and a director of Cullinan owes fiduciary duties to the subsidiary and to the Company as a whole, and such individual may encounter circumstances in which his or her decision or action may benefit the subsidiary while having a detrimental impact on the Company, or vice versa, or on another subsidiary, including one for which he or she also serves as a director. Further, our officers and directors who are also officers and directors of our subsidiaries will need to allocate his or her time to responsibilities owed to Cullinan and each of the subsidiaries for which he or she serves as an officer or director, and will make decisions on behalf of one entity that may negatively impact others. In addition, while most of our subsidiaries have waived any interest or expectation of corporate opportunities that is presented to, or acquired, created or developed by, or which otherwise comes into possession of any director or officer who is also a director or officer of Cullinan disputes could arise between us and our subsidiary’s partners regarding a conflict of interest. These partners also may disagree with the amount and quality of resources that our officers and employees devote to the subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.

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

If our product candidates, including CLN-081, CLN-049, and CLN-619, are approved for their currently proposed target indication, they will likely compete with the competitor products mentioned above and with other products that are currently in development. The key competitive factors affecting the success of all of our therapeutic candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. If our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our therapeutic candidates, we could see a reduction or elimination in our commercial opportunity. For additional information regarding our competition, see the section of our Annual Report on Form 10-K filed with the SEC titled “Business—Competition.”

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

U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or the BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent unless additional Congressional action is taken. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions are suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In 2020, former President Trump signed four Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

Separately, in response to the COVID-19 pandemic, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

As of March 31, 2021, we had 24 full-time employees and two consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of March 31, 2021, we had U.S. federal net operating loss carryforwards of $0.0 million and U.S. federal and state research and development tax credit carryforwards of $0.0 million, each of which will begin to expire at various dates through 2036 and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the TCJA may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under the TCJA, the amount of post 2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 49.8% of our voting stock, based on 43,516,125 shares of our common stock deemed to be outstanding as of March 31, 2021. These stockholders have the ability to influence us through their ownership position. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of common stock, and stock options granted and exercised by us during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act of the Securities and Exchange Commission, under which exemption from registration was claimed. The information presented in this Part II, Item 2 gives effect for a one-for-7.0390 reverse split of our common stock, which was effective on January 7, 2021.

Recent Sales of Unregistered Equity Securities

In January 2021, we issued to direct and indirect holders of Cullinan Oncology, LLC, or the LLC, an aggregate of 34,434,262 shares of our common stock in exchange for, directly and indirectly, all of the outstanding common and preferred units of the LLC, or the Exchange. Included in the exchange were shares issuable under the LLC’s 2016 Equity Incentive Plan and 2020 Unit Option and Grant Plan. The Exchange was part of a series of transactions pursuant to which the LLC merged with and into Cullinan Management, Inc., the surviving entity of such merger, or the Merger. This series of transactions is collectively referenced as the Reorganization. Refer to Note 3 in the unaudited financial statements for additional details on the accounting implications.

In January 2021, pursuant to the Merger, the holders of the LLC’s Series Seed preferred units received, in aggregate, 2,273,050 shares of Cullinan Management, Inc.’s Series Seed preferred stock, which was subsequently converted on a 1-for-1 basis into our common stock prior to the consummation of our initial public offering (IPO).

In January 2021, pursuant to the Merger, the holders of the LLC’s Series A1 preferred units received, in aggregate, 7,103,280 shares of Cullinan Management, Inc.’s Series A preferred stock, which was subsequently converted on a 1-for-1 basis into our common stock prior to the consummation of our initial public offering.

In January 2021, pursuant to the Merger, the holders of the LLC’s Series B preferred units received, in aggregate, 8,970,154 shares of Cullinan Management, Inc.’s Series B preferred stock, which was subsequently converted on a 1-for-1 basis into our common stock prior to the consummation of our initial public offering.

In January 2021, pursuant to the Merger, the holders of the LLC’s Series C preferred units received, in aggregate, 9,461,414 shares of Cullinan Management, Inc.’s Series C preferred stock, which was subsequently converted on a 1-for-1 basis into our common stock prior to the consummation of our initial public offering.

No underwriters were involved in the foregoing sales of securities. The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering. All of the purchasers in these transactions represented in the connection with their purchase that there were acquiring the securities for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. Such purchases received written disclosures that the securities had not been registered under the Section Act and that any resale must be made pursuant to a registration of an available exemption from such registration. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

In January 2021, upon the closing of our initial public offering, or IPO, all 27,807,898 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 27,807,898 shares of common stock. The issuance of such common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively were no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.

During the three months ended March 31, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,753,316 shares of our common stock at an exercise price of $21.00 per share under the 2021 Stock Option and Incentive Plan, or the 2021 Stock Plan, and 244,500 shares of our common stock at an exercise price of $48.39 per share under the 2021 Stock Plan. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512) was declared effective by the SEC for our IPO. At the closing of the offering on January 12, 2021, we sold 13,685,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,785,000 additional shares of common stock, at a public offering price of $21.00 per share. The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise and after underwriting discounts and offering expenses, were approximately $264.5 million. Morgan Stanley & Co. LLC, SVB Leerink LLC, and Evercore Group LLC acted as joint book-running managers for the offering. HC Wainwright & Co, LLC acted as lead manager for the offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act. There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment, effective as of February 25, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-39856) filed on March 30, 2021).

3.2

Second Amended and Restated Bylaws of Registrant, effective as of February 25, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-39856) filed on March 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed on December 28, 2020).

4.2

Registration Rights Agreement, dated January 7, 2021, among the Registrant and certain of its stockholders. (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-39856) filed on March 30, 2021).

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

10.6#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed on December 18, 2020).

10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed on December 18, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cullinan Oncology, Inc.

Date: May 14, 2021	By:	/s/ Owen Hughes
Name: Owen Hughes
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)