Form 10-Q
period 2021-06-30
Cullinan Oncology, Inc.
filed 2021-08-10
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the Registrant’s common stock outstanding as of July 26, 2021 was 43,541,179.

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

•

We are early in our development efforts and are substantially dependent on our lead candidate, CLN-081, and our most advanced immuno-oncology candidates, CLN-049 and CLN-619. If we are unable to advance CLN-081, CLN-049, CLN-619 or any of our other product candidates through clinical development, or to out-license, or to obtain regulatory approval and ultimately commercialize CLN-081, CLN-049 or CLN-619, or any of our other product candidates, either by ourselves or with or by third parties, or if we experience significant delays in doing so, our business will be materially harmed.

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

•	A single or limited number of subsidiaries may comprise a large proportion of our value.
•	Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates, and ultimately delay or prevent regulatory approval.
•	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

If we are unable to obtain and maintain patent and other intellectual property protection for our current product candidates and technology, any other product candidates or technology we may develop, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize CLN-081, CLN-049, CLN-619, or any other product candidates or technology may be adversely affected.

•

We currently rely, and expect to continue to rely, on outsourcing of the majority of our development functions to third parties to conduct our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our product candidates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•

the size and growth potential of the markets for oncology, immuno-oncologic diseases and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2020 (1)	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$168,198	$123,670
Short-term investments	42,008	213,035
Prepaid expenses and other current assets	2,072	7,762
Total current assets	212,278	344,467
Property and equipment, net	130	102
Other assets	2,300	147
Long-term investments	—	119,637
Total assets	$214,708	$464,353
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,679	$1,510
Accrued expenses and other current liabilities	4,641	4,233
Total current liabilities	14,320	5,743
Long-term liabilities:
Deferred rent	74	70
Total liabilities	14,394	5,813
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 34,900,878 and 150,000,000 shares authorized as of December 31, 2020 and June 30, 2021, respectively; 29,831,125 and 43,526,224 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively.	3	4
Additional paid-in capital	292,348	564,705
Accumulated other comprehensive loss	(2)	(115)
Accumulated deficit	(93,339)	(109,045)
Total Cullinan stockholders' equity	199,010	455,549
Noncontrolling interests	1,304	2,991
Total stockholders' equity	200,314	458,540
Total liabilities and stockholders' equity	$214,708	$464,353

See accompanying notes to the unaudited consolidated financial statements.

(1) The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020 (1)	2021
License revenue	$—	$—	$—	$18,943
Operating expenses:
Research and development	12,496	11,778	16,669	24,193
General and administrative	1,626	4,826	2,994	9,982
Total operating expenses	14,122	16,604	19,663	34,175
Loss from operations	(14,122)	(16,604)	(19,663)	(15,232)
Other income (expense):
Interest income	246	173	624	222
Other income (expense), net	1	(8)	1	(10)
Net loss	(13,875)	(16,439)	(19,038)	(15,020)
Net income/(loss) attributable to noncontrolling interest	(5,253)	(803)	(5,443)	686
Net loss attributable to common stockholders of Cullinan	$(8,622)	$(15,636)	$(13,595)	$(15,706)
Net loss per share, basic and diluted	$(0.44)	$(0.36)	$(0.71)	$(0.37)
Total weighted-average shares used in computing net loss per share, basic and diluted	19,619,748	43,295,372	19,115,380	42,713,059
Comprehensive loss:
Net loss	$(13,875)	$(16,439)	$(19,038)	$(15,020)
Unrealized gain/(loss) on investments	177	(55)	207	(113)
Comprehensive loss	(13,698)	(16,494)	(18,831)	(15,133)
Comprehensive income/(loss) attributable to noncontrolling interest	(5,253)	(803)	(5,443)	686
Comprehensive loss attributable to Cullinan	$(8,445)	$(15,691)	$(13,388)	$(15,819)

See accompanying notes to the unaudited consolidated financial statements.

(1) The shares and per share amounts for the six months ended June 30, 2020 were derived from the unaudited consolidated financial statements as of that date and were retroactively adjusted as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Noncontrolling Interest in	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Subsidiaries	Capital	Loss	Deficit	Equity
Balances at December 31, 2019 (1)	18,738,734	$2	$864	$138,543	$(4)	$(41,540)	$97,865
Issuance of common stock equivalents (1) net of issuance costs of $213	1,297,700	—	—	14,037	—	—	14,037
Unrealized gain on investments	—	—	—	—	30	—	30
Net loss	—	—	(190)	—	—	(4,973)	(5,163)
Balances at March 31, 2020	20,036,434	2	674	152,580	26	(46,513)	106,769
Issuance of subsidiary common stock	—	—	175	—	0	—	175
Noncontrolling interest acquired in Mica	—	—	5,673	—	—	—	5,673
Unrealized gain on investments	—	—	—	—	177	—	177
Net loss	—	—	(5,253)	—	—	(8,622)	(13,875)
Balances at June 30, 2020	20,036,434	$2	$1,269	$152,580	$203	$(55,135)	$98,919

See accompanying notes to the unaudited consolidated financial statements.

(1) The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of such date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. Changes in stockholders’ equity for the three months ended March 31, 2020 and June 30, 2020 were also retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share and per share amounts)

	Common Stock		Noncontrolling Interest in	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Subsidiaries	Capital	Loss	Deficit	Equity
Balances at December 31, 2020 (1)	29,831,125	$3	$1,304	$292,348	$(2)	$(93,339)	$200,314
Initial public offering net of issuance costs of $22,870	13,685,000	1	—	264,515	—	—	264,516
Equity-based compensation	—	—	5	3,503	—	—	3,508
Unrealized loss on investments	—	—	—	—	(58)	—	(58)
Net income/(loss)	—	—	1,489	—	—	(70)	1,419
Balances at March 31, 2021	43,516,125	4	2,798	560,366	(60)	(93,409)	469,699
Issuance of subsidiary common stock	—	—	67	—	—	—	67
Issuance of subsidiary preferred stock	—	—	923	—	—	—	923
Issuance of common stock under employee stock purchase plan	10,099	—	—	180	—	—	180
Equity-based compensation	—	—	6	4,159	—	—	4,165
Unrealized loss on investments	—	—	—	—	(55)	—	(55)
Net loss	—	—	(803)	—	—	(15,636)	(16,439)
Balances at June 30, 2021	43,526,224	$4	$2,991	$564,705	$(115)	$(109,045)	$458,540

See accompanying notes to the unaudited consolidated financial statements.

(1) The consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements as of such date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2021
Operating activities:
Net loss	$(19,038)	$(15,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	28
Equity-based compensation expense	—	7,673
Amortization or accretion on marketable securities	79	1,047
License expense in exchange for subsidiary common stock	175	67
Acquired in-process research and development assets	6,447	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76)	(5,199)
Other assets	47	—
Accounts payable	2,040	(6,495)
Accrued expenses and other current liabilities	(971)	188
Net cash used in operating activities	(11,265)	(17,711)
Investing activities:
Purchases of property and equipment	(7)	—
Net cash acquired upon consolidation of Mica	1,450	—
Purchase of marketable securities	(32,087)	(363,252)
Proceeds from sales and maturities of marketable securities	15,725	70,932
Net cash used in investing activities	(14,919)	(292,320)
Financing activities:
Proceeds from issuance of common stock equivalents (1)	14,250	—
Proceeds from initial public offering	—	267,268
Payment of issuance costs related to common stock equivalents (1)	(213)	—
Payment of deferred offering costs	—	(2,688)
Proceeds from issuance of noncontrolling interests	—	923
Net cash provided by financing activities	14,037	265,503
Net (decrease)/increase in cash and cash equivalents	(12,147)	(44,528)
Cash and cash equivalents at beginning of period	63,250	168,198
Cash and cash equivalents at end of period	$51,103	$123,670
SUPPLEMENTAL NONCASH DISCLOSURE
Noncash financing activities
Deferred offering costs paid in the prior year	$—	$65

See accompanying notes to the unaudited consolidated financial statements.

(1)

Changes in equity activities for the six months ended June 30, 2020 were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Nature of Business and Basis of Presentation

Organization

Cullinan Oncology, Inc., together with its consolidated subsidiaries (Cullinan or the Company), is a biopharmaceutical company developing a diversified pipeline of targeted oncology and immuno-oncology therapies for cancer patients. Cullinan’s predecessor company, Cullinan Pharmaceuticals, LLC was formed in September 2016 and was subsequently renamed Cullinan Oncology, LLC (the LLC) in November 2017. The LLC’s wholly-owned subsidiary, Cullinan Management, Inc. (Management), was formed in September 2016 and became the surviving entity in a reverse merger with the LLC in January 2021. In February 2021, the Company changed its name from Cullinan Management, Inc. to Cullinan Oncology, Inc.

As of December 31, 2020 and June 30, 2021, the Corporation had five development subsidiaries: Cullinan Amber Corp. (Amber), Cullinan Apollo Corp. (Apollo), Cullinan Florentine Corp. (Florentine), Cullinan MICA Corp. (MICA) and Cullinan Pearl Corp. (Pearl).

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control. The Company has incurred losses since inception and has an accumulated deficit of $109.0 million as of June 30, 2021.

Since inception, the Company has funded its operations primarily through the sale of equity securities. The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2021 of $336.7 million, along with long-term investments of $119.6 million, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these unaudited consolidated financial statements.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial reporting. The unaudited consolidated financial statements include accounts of the Company and its consolidated subsidiaries. All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of the Company's management, reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss and its cash flows for the periods presented.

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

Use of Estimates

The preparation of the accompanying unaudited consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates the estimates, including those related to expenses and accruals. The Company’s management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreements, accrued research and development costs, the valuation of acquired in-process research and development asset and the fair value of equity awards issued by the Company and its subsidiaries prior to the IPO. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has either created or made investments in the following entities:

Consolidated Entities	Relationship as of June 30, 2021	Date Control First Acquired
Cullinan Apollo Corp.	Partially-owned Subsidiary	November 2018
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019
Cullinan MICA Corp.	Partially-owned Subsidiary	May 2020

Noncontrolling Interests

To the extent that ownership interests in the subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that the Company and the noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. At June 30, 2020, investors and licensors held noncontrolling interests in Apollo, Pearl, Amber and MICA. At June 30, 2021, investors and licensors held noncontrolling interests in Apollo, Pearl, Amber, Florentine and MICA. Refer to Note 5 for details relating to the license agreements and Note 7 for details relating to the noncontrolling interests.

For the three and six months ended June 30, 2020, $5.3 million and $5.4 million of net loss, respectively, were attributable to noncontrolling interests and recorded in the consolidated statements of operations and comprehensive loss and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders’ equity. For the three and six months ended June 30, 2021, $0.8 million of net loss and $0.7 million of net income, respectively, were attributable to noncontrolling interests and recorded in the consolidated statements of operations and comprehensive loss and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020 and June 30, 2021, cash equivalents consist of commercial paper and government-backed money market funds.

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

The Company recognized its short-term investment marketable securities by security type at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate notes	$12,780	$—	$(3)	$12,777
Commercial paper	24,473	—	—	24,473
Asset-backed securities	4,757	1	—	4,758
	$42,010	$1	$(3)	$42,008

The Company recognized its short-term investment marketable securities and long-term investment by security type at June 30, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$79,212	$—	$(8)	$79,204
Commercial paper	133,807	24	—	133,831
Total short-term investments	213,019	24	(8)	213,035
Long-term investments
Corporate notes	91,513	—	(112)	91,401
Asset-backed securities	999	—	(1)	998
US government notes	27,256	—	(18)	27,238
Total long-term investments	119,768	—	(131)	119,637
	$332,787	$24	$(139)	$332,672

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets as of December 31, 2020, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$22,007	$—	$—	$22,007
Money market funds	146,191	—	—	146,191
Total cash and cash equivalents	168,198	—	—	168,198
Short-term investments
Corporate notes	—	12,777	—	12,777
Commercial paper	—	24,473	—	24,473
Asset-backed securities	—	4,758	—	4,758
Total short-term investments	—	42,008	—	42,008
	$168,198	$42,008	$—	$210,206

The following table sets forth the fair value of the Company’s financial assets as of June 30, 2021, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$36,226	$—	$—	$36,226
Money market funds	87,444	—	—	87,444
Total cash and cash equivalents	123,670	—	—	123,670
Short-term investments
Corporate notes	—	79,204	—	79,204
Commercial paper	—	133,831	—	133,831
Total short-term investments	—	213,035	—	213,035
Long-term investments
Corporate notes	—	91,401	—	91,401
Asset-backed securities	—	998	—	998
US government notes	—	27,238	—	27,238
Total long-term investments	—	119,637	—	119,637
	$123,670	$332,672	$—	$456,342

Prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are carried at cost, which management believes approximates fair value due to their short-term nature.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company incurred $2.7 million of deferred offering costs and recorded such amounts against the gross proceeds of our IPO within the statements of stockholders’ equity during the six months ended June 30, 2021.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of funds for employee wages and funds paid to third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

Costs incurred to obtain licenses are recognized as research and development expense as incurred if the technology licensed has no alternative future use. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are received or services are performed.

The Company has entered into various research and development related contracts with parties both inside and outside of the United States. The payments related to these agreements are recorded as research and development expenses as incurred. The Company records accrued liabilities for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. To date, there have been no material differences between the Company’s accrued costs and actual costs.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. ASU 2016-02 was recently delayed for emerging growth companies that elected to adopt new accounting standards on the adoption date required for private companies and will be effective for the Company’s annual reporting period beginning on January 1, 2022 and interim periods beginning in the first quarter of 2023. The Company is evaluating the impact ASU 2016-02 will have on its consolidated financial statements and associated disclosures.

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

All LLC units that were previously reported as Redeemable Preferred Units, or temporary equity, were converted to common stock of the Company upon the execution of the Reorganization and have been reclassified to stockholders’ equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in the Company’s financial statements for the years ended December 31, 2019 and 2020, and the six months ended June 30, 2020 as follows:

	As of December 31, 2019
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	83,872	(83,872)	—
Series C Redeemable Preferred Units	—	—	—
Total Redeemable Preferred Units	137,774	(137,774)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	2	2
Additional paid-in capital	770	137,773	138,543
Accumulated other comprehensive loss	(4)	—	(4)
Accumulated deficit	(41,540)	—	(41,540)
Total Cullinan Stockholders' Equity (Members' Deficit)	(40,773)	137,774	97,001
Non-controlling interests in subsidiaries	864	—	864
Total Stockholders' Equity (Members' Deficit)	$(39,909)	$137,774	$97,865

	As of June 30, 2020
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	97,909	(97,909)	—
Total Redeemable Preferred Units	151,811	(151,811)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	2	2
Additional paid-in capital	770	151,810	152,580
Accumulated other comprehensive loss	203	—	203
Accumulated deficit	(55,135)	—	(55,135)
Total Cullinan Stockholders' Equity (Members' Deficit)	(54,161)	151,811	97,650
Non-controlling interests in subsidiaries	1,269	—	1,269
Total Stockholders' Equity (Members' Deficit)	$(52,892)	$151,811	$98,919

	As of December 31, 2020
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	97,909	(97,909)	—
Series C Redeemable Preferred Units	124,841	(124,841)	—
Total Redeemable Preferred Units	276,652	(276,652)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	3	3
Additional paid-in capital	15,698	276,650	292,348
Accumulated other comprehensive loss	(2)	—	(2)
Accumulated deficit	(93,339)	—	(93,339)
Total Cullinan Stockholders' Equity (Members' Deficit)	(77,642)	276,652	199,010
Non-controlling interests in subsidiaries	1,304	—	1,304
Total Stockholders' Equity (Members' Deficit)	$(76,338)	$276,652	$200,314

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	June 30, 2021
	(in thousands)
Accrued bonus	$1,763	$1,110
Professional fees	1,018	672
Research and development costs	1,829	2,446
Other	31	5
	$4,641	$4,233

(5)	License and Collaboration Agreements

The following table summarizes the impact of the research and development costs related to the collaboration and license agreements on the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2021. For details on the structure and accounting treatment for the Company’s collaboration and license agreements, refer to the annual consolidated financial statements and notes contained in the 2020 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Cullinan Management - Adimab	$214	$—	$318	$—
Apollo - Wistar	168	—	304	—
Pearl - Taiho	—	—	—	3,000
Amber - MIT	276	71	276	71
	$658	$71	$898	$3,071

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

In connection with the Taiho License Agreement, Pearl is obligated to pay Taiho Pharmaceutical, Co., Ltd. (Taiho Pharma) a percentage of future revenue received from Zai Lab, including the upfront payment that was received in January 2021. Upon receipt of the upfront payment, Pearl recognized $3.0 million within research and development expenses in the consolidated statements of operations and comprehensive loss.
(6)	Cullinan-MICA Asset Acquisition

On May 28, 2020 (the Acquisition Date), in accordance with the Series A Senior Preferred Stock Purchase Agreement (the Purchase Agreement), the Company purchased 5,385,787 shares of Series A Senior Preferred Stock (the Series A Senior Preferred Stock) of PDI Therapeutics, Inc. (PDI Therapeutics), for $7.1 million, and certain existing PDI Therapeutics shareholders purchased approximately 702,495 shares of the Series A Senior Preferred Stock for $0.9 million. Concurrently with the Series A Senior Preferred Stock purchase, PDI Therapeutics was renamed Cullinan MICA Corp. The terms of the Purchase Agreement included two additional closings for total proceeds of up to $26.0 million.

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

The Company’s initial purchase represented approximately 24% of MICA’s fully-diluted shares outstanding, including shares reserved for future issuance, and 88.5% of the Series A Senior Preferred Stock outstanding. The Company can increase its ownership to approximately 54% of MICA’s fully-diluted shares outstanding with the subsequent closings. Additionally, as part of the transaction and as outlined in the Voting Agreement dated May 28, 2020, among the Company and other stockholders of MICA, MICA increased the size of its board of directors from four to five directors, of which three directors are designated by the Company.

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

The Company evaluated the change in control of MICA and concluded that the change in control is an asset acquisition rather than a business combination as substantially all of the value in MICA resides in CLN-619, the in-process research and development IPR&D asset developed by MICA. The cost of the assets was calculated as the sum of the fair value of the Company’s investment in MICA, the fair value of the noncontrolling interests in MICA and the Company’s transaction costs. This cost was allocated to the assets acquired and liabilities assumed in the transaction based on their relative fair values. The amount allocated to the IPR&D acquired was $6.4 million and was charged to research and development expense within the consolidated statements of operations and comprehensive loss during the six months ended June 30, 2020 as it had no alternative future use at the time of the acquisition.

In December 2020, the stockholders and the board of directors of MICA approved an amendment to its equity plan that decreased the authorized amount of shares under its equity plan such that no further grants could be made under its equity plan. Any authorized but unissued shares under the equity plan were returned to the status of authorized, unissued shares of common stock.

In June 2021, the MICA board authorized the First Additional Closing and the Company purchased an additional 5,385,787 shares of Series A Senior Preferred Stock for $7.1 million and certain existing shareholders purchased an additional 702,495 shares of Series A Senior Preferred Stock for $0.9 million. Following the First Additional Closing, the Company’s ownership increased to 45% of MICA’s fully-diluted shares outstanding.
(7)	Common Stock and Noncontrolling Interest in Subsidiaries

Common Stock

As of December 31, 2020 and June 30, 2021, 34,900,878 and 150,000,000 shares of common stock were authorized, respectively. Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through June 30, 2021.

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

The Company did not allocate any losses to the noncontrolling interests for each of the three and six months ended June 30, 2020 and 2021.

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

Under the HLBV method, $0.2 million and $0.4 million of losses were attributed to noncontrolling interests for the three and six months ended June 30, 2020, respectively. Under the HLBV method, $0.5 million of losses and $1.2 million of income were attributed to noncontrolling interests for the three and six months ended June 30, 2021, respectively.

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

In April 2020, pursuant to the license agreement between Amber and the Massachusetts Institute of Technology (MIT), Amber issued 400,132 shares of its common stock, in exchange for no additional consideration as set forth in the license agreement.

In June 2021, upon election by Amber’s board of directors, Amber issued an additional 3,000,000 shares of its Series A Preferred Stock to the Company for gross proceeds of $3.0 million. In connection with the issuance, Amber issued 153,229 shares of its common stock to MIT in exchange for no additional consideration, as set forth in the license agreement.

Under the HLBV method, the company did not allocate any losses to the noncontrolling interests for each of the three and six months ended June 30, 2020. Under the HLBV method, less than $0.1 million of losses were attributed to noncontrolling interests for each of the three and six months ended June 30, 2021.

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

In December 2020, Florentine issued 6,000,000 additional shares of its Series A Preferred Stock for proceeds of $6,000,000 under the Florentine Series A Preferred Stock purchase agreement. Florentine issued an additional 381,810 shares of its common stock to DFKZ and UFE as anti-dilution shares, in exchange for no additional consideration as set forth in the license agreement.

The Company did not allocate any losses to the noncontrolling interests for each of the three and six months ended June 30, 2020 and 2021.

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

In June 2021, pursuant the First Additional Closing as described in Note 6, the Company’s ownership interests in MICA increased to 45%.

Under the HLBV method, $5.1 million of losses were attributed to noncontrolling interests for each of the three and six months ended June 30, 2020. Under the HLBV method, $0.2 million and $0.5 million of losses were attributed to noncontrolling interests for the three and six months ended June 30, 2021, respectively.
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

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Research and development	$—	$2,293	$—	$3,862
General and administrative	—	1,872	—	3,811
Total equity-based compensation	$—	$4,165	$—	$7,673

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

The Company recorded less than $0.1 million of equity-based compensation expense relating to the ESPP for each of the three and six months ended June 30, 2021. The Company issued 10,099 shares of its common stock on June 30, 2021 pursuant the ESPP.
(9)	Related Party Transactions

MPM Capital is a significant investor in the Company through one of its managed funds. In October 2016, the Company also began receiving consulting and management services pursuant to agreements with a Managing Director at MPM Capital and a principal at F2 Ventures, also a significant investor in the Company. For each of the three months and six months ended June 30, 2020, the Company incurred less than $0.1 million for management and advisory services in connection with those agreements. The Company did not incur any expenses relating to these management and advisory services agreements for each of the three months and six months ended June 30, 2021.

In April 2020, the Company entered into a consulting agreement, or the 2020 Consulting Agreement, with Globeways Holdings Limited, or Globeways. Globeways and entities affiliated with F2 Ventures beneficially own in the aggregate greater than five percent of the Company’s outstanding units and Globeways is beneficially owned by a member of the Company’s board of directors. Pursuant to the 2020 Consulting Agreement, the board member provides leadership and advice regarding the Company’s scientific, clinical, product development and related activities and operations. Pursuant to the 2020 Consulting Agreement, the LLC pays Globeways a consulting fee at a monthly rate of $25,000. As the sole beneficial owner of Globeways, this board member receives all of the compensation paid to Globeways under the Globeways Agreements. For each of the three months and six months ended June 30, 2020, the Company incurred less than $0.1 million in costs related to this agreement. The Company did not incur any expenses relating to the Globeways Agreement for the three months ended June 30, 2021 as the agreement expired as of March 31, 2021. For the six months ended June 30, 2021, the Company incurred less than $0.1 million in costs related to this agreement.

Royalty Transfer Agreements

In October and December 2019 and May 2020, the Company’s subsidiaries Amber, Apollo, Florentine, MICA and Pearl entered into royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the Foundations). Under these agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. Management has concluded that these instruments had no value at the inception of the agreements or at December 31, 2020 and June 30, 2021.

As of June 30, 2021, Amber’s program remained in preclinical research, Florentine and MICA received the U.S. Food and Drug Administration’s clearance for their Investigational New Drug (IND) applications but had not begun clinical trials and Pearl’s programs were in phase 1/2a clinical trials. Given that these programs are all still in early stages of development and face inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of December 31, 2020 and June 30, 2021. The Company currently does not have any applicable net sales from our products and as a result has paid no royalties under these obligation as of December 31, 2020 and June 30, 2021 nor has the Company accrued any liability as of December 31, 2020 and June 30, 2021. The Company will monitor these instruments for changes in fair value at each reporting date.

(10)	Income Taxes

The Company recorded no provision for income taxes for each of the three months and six months ended June 30, 2020 and 2021.

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

Operating Lease

Rent expense for the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively. Rent expense for the three and six months ended June 30, 2021 was $0.2 million and $0.3 million, respectively.

In December 2017, the Company signed an operating lease for 7,531 rentable square feet of office space in Cambridge, Massachusetts to commence on February 1, 2018. The lease expires on June 30, 2024. Rent expense will be recorded ratably over the lease period. The lease includes escalating rental payments, which are also being charged to rent expense ratably over the lease period.

The following table summarizes future minimum payments due under the operating lease as of June 30, 2021:

(in thousands)
Remainder of 2021	$300,299
2022	608,442
2023	617,856
2024	312,850
$1,839,447

(12)	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. The Company assumes all administrative costs of the 401(k) Plan. For each of the three and six months ended June 30, 2020 and 2021, the expense relating to the matching contribution was $0.1 million.

(13)	Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020 (1)	2021
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders of Cullinan	$(8,622)	$(15,636)	$(13,595)	$(15,706)
Denominator
Total weighted-average shares used in computing net loss per share, basic and diluted	19,619,748	43,295,372	19,115,380	42,713,059
Net Loss per Share:	$(0.44)	$(0.36)	$(0.71)	$(0.37)

(1) The shares and per share amounts for the six months ended June 30, 2020 were derived from the unaudited consolidated financial statements as of that date and were retroactively adjusted as a result of the Reorganization and Reverse Stock Split. See Note 3 to the for additional details.

The following outstanding equity instruments were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of June 30,
	2020	2021
Restricted stock awards	376,325	180,203
Stock options	—	6,950,953
Total	376,325	7,131,156

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

Since inception, we have funded our operations primarily through the sale of equity securities. As of June 30, 2021, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our IPO. Furthermore, we received $18.9 million in net collaboration revenue from the license agreement (Zai License Agreement) with Zai Lab Shanghai Company, Limited (Zai Lab).

As of June 30, 2021, we had cash, cash equivalents, and short-term investments of $336.7 million and long-term investments of $119.6 million. We have incurred losses since inception and has an accumulated deficit of $109.0 million as of June 30, 2021. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Basis of Presentation and Consolidation

Since our inception, we have created wholly-owned subsidiaries or made investments in certain controlled entities. Income or losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations and comprehensive loss.

The entities that are consolidated in our consolidated financial statements include the following:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of December 31, 2020	Ownership as of June 30, 2021 (1)
Cullinan Oncology, Inc.	Parent Entity	(2)	100%	N/A
Cullinan Apollo Corp.	Partially-owned Subsidiary	November 2018	71%	71%
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018	80%	80%
Cullinan Amber Corp. (3)	Partially-owned Subsidiary	December 2019	90%	92%
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019	92%	92%
Cullinan MICA Corp. (4)	Partially-owned Subsidiary	May 2020	35%	45%

(1)	Ownership percentages are reflected on a fully-diluted basis.
(2)

In January 2021, prior to our initial public offering, we completed a reorganization, pursuant to which the LLC merged with and into Cullinan Management, Inc., or Management, with Management being the surviving entity of such merger, or the Reorganization. In February 2021, our corporate name was changed from Cullinan Management, Inc. to Cullinan Oncology, Inc.

(3)	Reflects to the closing of an additional tranche of Series A Preferred Stock financing of Cullinan Amber and the issuance of common stock of Cullinan Amber to MIT in June 2021.
(4)	Reflects the Company’s ownership after the First Additional Closing of Series A Senior Preferred Stock financing of Cullinan MICA in June 2021.

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

As of June 30, 2021, we and Taiho Ventures, LLC, or Taiho Ventures, have purchased an aggregate of $23.0 million in Series A preferred stock of Cullinan Pearl.

As of June 30, 2021, we own 87% and Taiho Ventures owns 13% of the Series A preferred stock. Assuming conversion of the Series A preferred stock, we own 80%, Taiho Ventures owns 10%, and Taiho Pharma owns 10% of the fully-diluted common stock outstanding of Cullinan Pearl. Pursuant to a voting agreement, by and among Cullinan Pearl, we, Taiho Ventures, and other stockholders of Cullinan Pearl, the Series A Preferred stockholders, acting by majority vote, have the right to appoint two members of the board of directors, Taiho Ventures has the right to appoint one director; our chief executive officer, Owen Hughes, serves as the fourth board member; and two independent directors are appointed by a majority of the other four Cullinan Pearl board of directors.

Cullinan Amber

Cullinan Amber, incorporated in December 2019, is our partially-owned operating subsidiary that has exclusive worldwide rights to the patents related to the technology that originated in the laboratory of Professor Dane Wittrup at the Massachusetts Institute of Technology, or MIT. In December 2019, Cullinan Amber entered into an Exclusive Patent License Agreement with MIT.

In June 2021, upon election by Amber’s board of directors, Amber issued an additional 3,000,000 shares of its Series A Preferred Stock for gross proceeds of $3.0 million and 153,229 shares of its common stock to MIT in exchange for no consideration as set forth in the license agreement.

As of June 30, 2021, we own 92% of the issued equity of Cullinan Amber, on a fully-diluted basis, including 100% of Series A preferred stock.

Pursuant to the Series A Preferred Stock Purchase Agreement, by and among Cullinan Amber and us, upon election by the Cullinan Amber board of directors, we will purchase up to an additional 6,000,000 Series A Preferred Stock at a purchase price of $1.00 per share of Series A Preferred Stock in one or more closings. Pursuant to a voting agreement by and among Cullinan Amber, us, and other stockholders, of the three person board of directors, the holders of Series A preferred stock, acting by majority vote, have the right to designate two members of the board of directors.

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

Through June 30, 2021, we have purchased an aggregate of $12.0 million of shares of Series A preferred stock of Cullinan Florentine through two closings of a Series A financing. In connection with the issuance of additional shares of Series A Preferred Stock to us and pursuant to the license agreement with DKFZ, UFE and the University of Tubingen, Cullinan Florentine issued to each of DKFZ and UFE an additional 261,540 and 120,270 shares of common stock of Cullinan Florentine, respectively. As of June 30, 2021, we own approximately 92% of the fully-diluted shares outstanding of Cullinan Florentine, including 100% of Series A preferred stock. DKFZ and University of Tübingen currently own, in the aggregate, approximately 8% of the equity of Cullinan Florentine on a fully-diluted basis.

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

Cullinan MICA

Cullinan MICA Corp. (formerly known as PDI Therapeutics, Inc.), or Cullinan MICA, of which we assumed operational control in May 2020, is our partially-owned operating subsidiary that owns intellectual property related to CLN-619, our MICA/B-targeted humanized IgG1 monoclonal antibody. We purchased 24% of the issued equity of Cullinan MICA, on a fully-diluted basis, including 89% of the outstanding shares of Series A Senior Preferred Stock. Pursuant to the Series A Senior Preferred Stock Purchase Agreement by and among us, Cullinan MICA, and other stockholders of Cullinan MICA, we will purchase up to an additional $16.0 million of the aggregate $18.0 million Series A Senior Preferred Stock in two additional closings upon the determination of Cullinan MICA’s board of directors. At the First Additional Closing, the purchasers were required to invest an additional $8.0 million. At the Second Additional Closing, the purchasers are required to invest an additional $10.0 million.

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

In June 2021, MICA’s board of directors authorized the First Additional Closing where investors of Series A Senior Preferred Stock purchased an additional $8.0 million of Series A Senior Preferred Stock.  The Company purchased 5,385,787 shares while other investors purchased 702,495 shares for $7.1 million and $0.9 million, respectively.

As a result of these transactions, our ownership percentage in Cullinan MICA increased to approximately 45% as of June 30, 2021. Subject to the completion of Cullinan MICA’s Series A financing, we will own approximately 54% of the fully-diluted capital stock outstanding. Pursuant to a voting agreement, by and among Cullinan MICA, us, and other stockholders of Cullinan MICA, of the five-person board of directors, we have the right to appoint three members of the board of directors.

Components of Our Results of Operations

Revenue

In the first six months of 2021, we recognized $18.9 million of revenue, relating to the upfront fee earned from the Zai License Agreement. We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our therapeutic candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, and short-term and long-term investments.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2021

The following table presents our results of operations for the three months ended June 30, 2020 and 2021:

	Three Months Ended June 30,
(in thousands)	2020	2021	Change
License revenue	$—	$—	$—
Operating expenses:
Research and development	12,496	11,778	(718)
General and administrative	1,626	4,826	3,200
Total operating expenses	14,122	16,604	2,482
Loss from operations	(14,122)	(16,604)	(2,482)
Other income (expense):
Interest income	246	173	(73)
Other income (expense), net	1	(8)	(9)
Net loss	(13,875)	(16,439)	(2,564)
Net income/(loss) attributable to noncontrolling interest	(5,253)	(803)	4,450
Net loss attributable to common stockholders of Cullinan	$(8,622)	$(15,636)	$(7,014)

Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2020	2021	Change
Cullinan Pearl (CLN-081)	$1,537	$3,428	$1,891
Cullinan MICA (CLN-619)	7,360	1,836	(5,524)
Cullinan Florentine (CLN-049)	1,439	1,781	342
Cullinan Amber (CLN-617)	265	422	157
Cullinan Apollo (VK-2019)	535	(89)	(624)
Total Asset Subsidiaries expenses	$11,136	$7,378	$(3,758)
Early stage research	1,053	1,215	162
Other personnel and unallocated	307	907	600
Equity-based compensation	—	2,278	2,278
Total research and development expenses	$12,496	$11,778	$(718)

Research and development expenses were $12.5 million for the three months ended June 30, 2020 compared to $11.8 million for the three months ended June 30, 2021. We separately disclosed additional details for expenses incurred in connection with the research and development activities conducted for the therapeutic candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl, and certain of our consolidated entities, as we believe they represent key portfolio value drivers. We also disclosed research and development expense detail for Cullinan Apollo, which we are in the process of dissolving.

The decrease of $3.8 million of research and development expenses of the Asset Subsidiaries was primarily related to a non-recurring non-cash charge of $6.5 million taken in May 2020 for the asset acquisition of CLN-619 offset by a net increase of $2.7 million for ongoing research and development activities for our active programs for the three months ended June 30, 2021. The increase of $2.7 million comprises of an increase in preclinical and CMC costs to support IND-enabling activity for CLN-049 and CLN-619 and increased CMC and trial enrollment costs for CLN-081, offset by a decrease of $0.6 million from the wind down of clinical trial activities for VK-2019 based on the Company’s ability to renegotiate lower costs to wind down the trial. The remaining increase was primarily related to equity-based compensation expense for stock options, increase in the discovery and development of early stage therapeutic candidates and increased headcount.

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

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended June 30, 2020 compared to $4.8 million for the three months ended June 30, 2021. The increase of $3.2 million was primarily due to $1.9 million of equity-based compensation expense, $0.6 million for increase in directors’ and officers’ liability insurance and $0.7 million for expansion of our operations in connection with becoming a public company, including increased headcount.

Other Income, Net

Other income, net was $0.2 million during the three months ended June 30, 2020 compared to less than $0.2 million during the three months ended June 30, 2021. The decrease was due to a lower interest rate earned on our investment balances for the three months ended June 30, 2021.

Net Income/(Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $5.3 million during the three months ended June 30, 2020 compared to net loss of $0.8 million during the three months ended June 30, 2021. The decrease was primarily related to the acquisition of Mica during the three months ended June 30, 2020. Refer to Note 6 to our unaudited financial statements for additional details.

Comparison of the Six Months Ended June 30, 2020 and 2021

The following table presents our results of operations for the six months ended June 30, 2020 and 2021:

	Six Months Ended June 30,
(in thousands)	2020	2021	Change
License revenue	$—	$18,943	$18,943
Operating expenses:
Research and development	16,669	24,193	7,524
General and administrative	2,994	9,982	6,988
Total operating expenses	19,663	34,175	14,512
Loss from operations	(19,663)	(15,232)	4,431
Other income (expense):
Interest income	624	222	(402)
Other income (expense), net	1	(10)	(11)
Net loss	(19,038)	(15,020)	4,018
Net income/(loss) attributable to noncontrolling interest	(5,443)	686	6,129
Net loss attributable to common stockholders of Cullinan	$(13,595)	$(15,706)	$(2,111)

Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2020	2021	Change
Cullinan Pearl (CLN-081)	$2,723	$9,146	$6,423
Cullinan Florentine (CLN-049)	2,268	3,599	1,331
Cullinan MICA (CLN-619)	7,360	3,470	(3,890)
Cullinan Amber (CLN-617)	341	747	406
Cullinan Apollo (VK-2019)	1,180	27	(1,153)
Total Asset Subsidiaries expenses	$13,872	$16,989	$3,117
Early stage research	2,087	1,647	(440)
Other personnel and unallocated	710	1,725	1,015
Equity-based compensation	—	3,832	3,832
Total research and development expenses	$16,669	$24,193	$7,524

Research and development expenses were $16.7 million for the six months ended June 30, 2020 compared to $24.2 million for the six months ended June 30, 2021. The increase of $7.5 million comprises of a net increase of $3.1 million to research and development expenses of the Asset Subsidiaries and $4.4 million increase primarily related to equity-based compensation expense for stock options and increased headcount due to expansion of operations.

The net increase of $3.1 million of research and development expenses of the Asset Subsidiaries was primarily related to an increase of $9.6 million for ongoing research and development activities for our active programs for the six months ended June 30, 2021, offset by a non-recurring non-cash charge of $6.5 million taken in May 2020 for the asset acquisition of CLN-619. The increase of $9.6 million comprises of an increase in preclinical and CMC costs to support IND-enabling activity for CLN-049 and CLN-619, license revenue sharing fees and increased CMC and trial enrollment costs for CLN-081, offset by a decrease $1.1 million from the wind down of clinical trial activities for VK-2019.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the six months ended June 30, 2020 compared to $10.0 million for the six months ended June 30, 2021. The increase of $7.0 million was primarily due to $3.8 million of equity-based compensation expense, $1.0 million for increase in directors’ and officers’ liability insurance and $2.1 million for expansion of our operations in connection with becoming a public company, including increased headcount.

Other Income, Net

Other income, net was $0.6 million during the six months ended June 30, 2020 compared to $0.2 million during the six months ended June 30, 2021. The decrease of $0.4 million was primarily related to a higher interest income earned in the prior year.

Net Income/(Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest of $5.4 million during the six months ended June 30, 2020 was primarily related to the acquisition of Mica, compared to net income of $0.7 million during the six months ended June 30, 2021, which was primarily related to the allocation of net income on Pearl relating to the Zai Licensing Agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities. As of June 30, 2021, we had cash, cash equivalents and short-term investments of $336.7 million and long-term investments of $119.6 million.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2020 and 2021

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2021
Net cash used in operating activities	$(11,265)	$(17,711)
Net cash used in investing activities	(14,919)	(292,320)
Net cash provided by financing activities	14,037	265,503
Net (decrease) increase in cash and cash equivalents	$(12,147)	$(44,528)

Cash Flow from Operating Activities

For the six months ended June 30, 2020, operating activities used $11.3 million of cash and primarily consisted of our net loss of $19.0 million, offset by changes in net operating assets and liabilities of $1.0 million and non-cash charges of $6.7 million. Our non-cash charges of $6.7 million primarily consisted of $6.4 million relating to an IPR&D charge in connection with the acquisition of MICA and $0.2 million of license expense in exchange for subsidiary capital stock.

For the six months ended June 30, 2021, operating activities used $17.7 million of cash, primarily consisting of our net loss of $15.0 million and changes in net operating assets and liabilities of $11.5 million, which were offset by non-cash charges of $8.8 million. Our non-cash charges of $8.8 million primarily consisted of $7.7 million from equity-based compensation expense and $1.0 million in amortization and accretion on marketable securities.

Cash Flow from Investing Activities

For the six months ended June 30, 2020, investing activities used $14.9 million of cash, of which $32.1 million was used for the purchase of short-term investments offset by $15.7 million received from the sales and maturities of short-term investments.

For the six months ended June 30, 2021, investing activities used $292.3 million of cash, of which $363.2 million was used for the purchase of short-term and long-term investments offset by $70.9 million received from the sales and maturities of short-term investments.

Cash Flow from Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $14.0 million from the issuance of common stock equivalents of $14.0 million.

For the six months ended June 30, 2021, net cash provided by financing activities was $265.5 million, which primarily consisted of $267.3 million net proceeds from the initial public offering and $0.9 million from the issuance of noncontrolling interests, offset by the $2.7 million payment of deferred offering costs.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments	$1,839,447	$604,520	$1,234,927	$—	$—

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of December 31, 2020 and June 30, 2021, or in the contractual obligations table above.

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

Net Income/(Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in our consolidated statements of operations is a result of our investments in our consolidated entities, which include Cullinan Amber, Cullinan Florentine, Cullinan Pearl and Cullinan MICA, and consists of the portion of the net loss of those consolidated entities that is not allocated to Cullinan. Changes in the amount of net loss attributable to noncontrolling interests related to these subsidiaries are directly impacted by changes in the net loss of the consolidated entity. To the extent that ownership interests in the Asset Subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value, or HLBV, method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that we and our noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation.

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

Research and Development Contract Costs and Accruals

We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amounts of services provided but not yet invoiced and include these costs in accrued research and development liabilities in our consolidated balance sheets and within research and development expense in our consolidated statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before you make an investment decision. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks described below are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

We are early in our development efforts. Our lead targeted oncology program, CLN-081, is in a Phase 1/2a clinical trial. We recently submitted IND applications to the FDA for our most advanced immuno-oncology programs, CLN-049 and CLN-619, which both became effective in June 2021. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of CLN-081, CLN-049, and CLN-619, and one or more of our other product candidates, if approved. The success of our product candidates will depend on several factors, including the following:

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
•

positive results from our preclinical and clinical trials that support a demonstration of safety and effectiveness and an acceptable risk-benefit profile for our product candidates that are satisfactory to the FDA or any foreign regulatory authority for marketing approval in the intended population;

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

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays in our ability to successfully commercialize product candidates, or be unable to commercialize product candidates at all. If we are unable to advance our preclinical stage product candidates to clinical development, successfully complete clinical trials for our product candidates, obtain regulatory approval, and ultimately commercialize our product candidates, our business will be materially harmed.

There is no guarantee that the results obtained in current preclinical studies, our ongoing and planned clinical trials of CLN-081 in EGFR exon 20 insertion mutation non-small-cell lung carcinoma, or NSCLC, patients or our planned dose escalation trials in patients with hematological cancer and solid tumors in CLN-049 and CLN-619, respectively, will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. For example, the FDA may require us to complete trials in addition to our ongoing Phase 1/2a trial prior to granting regulatory approval. Although we believe our product candidates and programs are uncorrelated, negative results in the development process of one product candidate could impact other product candidates or programs. For each of our product candidates, antitumor activity may be different in each of the different tumor types we plan on evaluating in our clinical trials. Even as we build clinical experience with our product candidates, we may need to further discuss or meet with the FDA to agree on the optimal patient population, study design, and size for each trial in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

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

The enrollment of patients further depends on many factors, including:

•	the proximity of patients to clinical trial sites;
•	the design of the clinical trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents;
•	our ability to enroll a diverse patient base in our clinical trials to meet FDA recommended guidance;
•	reporting of the preliminary results of any of our clinical trials;
•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

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

We submitted INDs for CLN-081 in May 2019 and for both CLN-049 and CLN-619 in May 2021, which are both currently in effect. However, we may not be able to file future INDs for our other product candidates on the timelines we expect. Additionally, we may experience manufacturing delays or other delays with IND-enabling studies, or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if the FDA or other regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that they will not change their requirements or expectations in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We intend to develop CLN-619 and potentially other product candidates in combination with other therapies, which exposes us to additional risks.

We intend to develop CLN-619 and potentially other product candidates in combination with one or more approved or unapproved therapies to treat cancer or other diseases. Even if any product candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA, or comparable foreign regulatory authorities outside of the United States could still revoke approval of the therapy used in combination with our product. If the therapies used in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

Since the number of patients that have been and will be dosed in our Phase 1/2a clinical trial of CLN-081, and those that we plan to dose in future clinical trials, is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2a clinical trial of CLN-081, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the characteristics of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. Further, the FDA or other regulatory authorities may require us to conduct additional and larger trials than we may plan to support applications for marketing authorization. If we conduct any future clinical trials of CLN-081 or of our other product candidates, we may not achieve a positive or statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on prior results.

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

Cullinan Oncology, LLC, our predecessor entity, began substantive operations in 2017. In connection with our initial public offering in January 2021, Cullinan Oncology, LLC merged with and into Cullinan Management, Inc., with the latter being the surviving entity of such merger. Cullinan Management, Inc. changed its name to Cullinan Oncology, Inc. in February 2021. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital for us and our subsidiaries, filing patent applications, identifying and acquiring and investing in potential product candidates, undertaking clinical trials, building our intellectual property portfolio, and establishing arrangements and collaborating with third parties for identification, discovery and research activities, preclinical studies, clinical trials, and the manufacture of initial quantities of our product candidates and component materials. We have not yet demonstrated our ability to successfully conduct late-stage clinical trials, complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through the sale of equity securities.

We have incurred significant net losses in each period since we began substantive operations in September 2017. As of June 30, 2021, we had an accumulated deficit of $109.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Because of the numerous risks and uncertainties associated with developing pharmaceutical product candidates, particularly during the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and seek regulatory approval for additional product candidates or additional indications. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have not generated any revenue from the sale of our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. In the first quarter of 2021, we recognized $18.9 million of license revenue from the Zai License Agreement. To date, we have not generated any other license or collaboration revenue or any sales from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-081 in clinical development and expect to advance CLN-049 and CLN-619 into clinical development in 2021, but most of our product candidates are in the preclinical stages of development and will require additional preclinical studies, and all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Except for CLN-081, we have not yet administered our current product candidates in humans and, as such, we face significant translational risk as our preclinical product candidates advance to the clinical stage, if ever, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. For example, Cullinan Apollo, our oral small molecule targeting EBNA1, was terminated due to a lack of translation of compelling preclinical pharmacodynamic effect and antitumor activity into patients. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications for our product candidates, including CLN-617 and CLN-978;
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

The development of pharmaceutical products is capital intensive. We are currently advancing CLN-081 in clinical development and expect to advance CLN-049 and CLN-619 into clinical development in the near term. We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our discovery, preclinical, and clinical development activities for our current product candidates, identify and invest in new product candidates, and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for and commercialize any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, which may include raising funding by one or more of our subsidiaries that could dilute our equity interest in the subsidiary. We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties, either by Cullinan, or by one or more of our subsidiaries. If we or our subsidiaries are unable to raise capital when needed or on attractive terms, we or the applicable subsidiary would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

We had cash and cash equivalents and short-term investments of $336.7 million and long-term investments of $119.6 million as of June 30, 2021. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations through 2024. Our future capital requirements will depend on many factors, including:

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

Each of our subsidiaries licenses intellectual property from third parties and several, including our partially-owned subsidiaries Cullinan Pearl Corp., or Cullinan Pearl, and Cullinan MICA, Corp., or Cullinan MICA, have raised capital from third-party investors. These third parties have certain rights that could delay collaboration, licensing or other arrangement with another third-party, and the existence of these rights may adversely impact the ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a subsidiary that are contained in license agreements, as well as rights such as drag-along rights in agreements with shareholders of the subsidiary.

For example, Cullinan Pearl, is party to a license agreement, or the Taiho Agreement, with Taiho Pharmaceuticals, Inc., or Taiho, pursuant to which Taiho has a right of negotiation that requires Cullinan Pearl to negotiate in good faith with Taiho prior to proceeding with a transaction to license, sell, assign, transfer or otherwise dispose of a majority of the assets of Cullinan Pearl to a third-party, or any transaction with respect to any of the rights licensed from Taiho to Cullinan Pearl. While Cullinan Pearl is not obligated to enter into a transaction with Taiho, the right of negotiation could delay a potential sale or adversely impact our ability to attract a partner or acquirer and could negatively impact prospects for a larger company to acquire Cullinan Pearl or its assets or enter into a collaboration or licensing transaction that would benefit us. Further, Cullinan Pearl must pay Taiho a percentage of the proceeds from the sale, assignment or transfer of less than all or substantially all of Cullinan Pearl’s assets. In addition, our partially-owned subsidiaries Cullinan Florentine Corp., or Cullinan Florentine, and Cullinan Amber Corp., or Cullinan Amber, will also owe licensors a success fee in the event of a sale or other disposition of the majority of its assets. These fees will reduce the net proceeds we receive from any such sale or disposition of assets.

We have also entered into investor rights and voting agreements with third-party investors, which may delay or impact our ability to sell our equity interests in or the assets of our partially-owned subsidiaries. For example, we would need to comply with certain notice and other provisions, such as a drag-along provision in the event of sale of the subsidiary, which may delay or prevent a specific transaction or make transacting with our subsidiaries and us less attractive to third parties. As of June 30, 2021, on a fully-diluted basis, we owned 80% of Cullinan Pearl, 92% of Cullinan Amber, 92% of Cullinan Florentine and 45% of Cullinan MICA.

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

We currently own the majority of the fully-diluted shares outstanding of Cullinan Pearl, Cullinan Florentine, and Cullinan Amber. Our ownership in Cullinan MICA, which owns intellectual property related to CLN-619, represents 88.5% of Cullinan MICA’s Series A Senior Preferred Stock, but approximately 45% of its fully-diluted common stock equivalent outstanding as of June 30, 2021. However, we currently can designate three of the five directors of the company and have control over certain corporate actions such as the acquisition of Cullinan MICA by any other corporation or entity, through our majority ownership of the Series A Senior Preferred Stock. Further, we will maintain our Series A Senior Preferred Stock ownership percentage by participating in future closings of the Series A financing.

In the event that any of our subsidiaries require additional capital and its respective board of directors authorizes the transaction, our equity interest in our subsidiaries may be further reduced to the extent such additional capital is obtained from third-party investors rather than from us. However, such transactions would still need to be approved by the board of directors of our respective subsidiary over which we maintain full or, in the case of Cullinan MICA, majority control. For example, in the event Cullinan MICA were to undertake a transaction that could lead to further dilution of our interest, such action would still be subject to protective provisions requiring the consent of a majority in interest of the then-outstanding shares of Series A Senior Preferred Stock, or the Protective Voting Rights, including, among other things, any authorization, designation, recapitalization or issuance of any new class or series of stock or any other securities convertible into equity securities of Cullinan MICA. Cullinan currently holds a majority of the Series A Senior Preferred Stock. These Protective Voting Rights give holders of Series A Senior Preferred voting control over any actions that would result in redemptions of equity securities.

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

As of June 30, 2021, we had 28 full-time employees upon which we rely for various administrative, research and development, and other support services shared among our other operating subsidiaries. We also have two consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, and the management of financial, accounting, and reporting matters. Given that our employees and management are primarily incentivized at the parent company level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Certain of our officers, including our Chief Executive Officer, or CEO, and director, Owen Hughes, our Chief Legal Officer, Raymond Keane, and our Chief Scientific Officer, Small Molecules, Leigh Zawel, are also directors and/or officers of one or more of our subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and a director of Cullinan owes fiduciary duties to the subsidiary and to the Company as a whole, and such individual may encounter circumstances in which his or her decision or action may benefit the subsidiary while having a detrimental impact on the Company, or vice versa, or on another subsidiary, including one for which he or she also serves as a director. Further, our officers and directors who are also officers and directors of our subsidiaries will need to allocate his or her time to responsibilities owed to Cullinan and each of the subsidiaries for which he or she serves as an officer or director, and will make decisions on behalf of one entity that may negatively impact others. In addition, while most of our subsidiaries have waived any interest or expectation of corporate opportunities that is presented to, or acquired, created or developed by, or which otherwise comes into possession of any director or officer who is also a director or officer of Cullinan disputes could arise between us and our subsidiary’s partners regarding a conflict of interest. These partners also may disagree with the amount and quality of resources that our officers and employees devote to the subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.

We currently outsource, and intend to continue to outsource, nearly all our discovery, clinical development, and manufacturing functions to third-party providers or consultants. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition.

Our business model relies upon the use of third parties, such as vendors and consultants, to conduct our drug discovery, preclinical testing, clinical trials, manufacturing, and all other aspects of clinical development. While our reliance on third parties allows us to purposely employ a small number of full–time employees, we may not effectively manage and oversee the third parties that our business depends upon and we have less control over our operations due to our reliance on third parties. While we believe our business model significantly reduces overhead cost, we may not realize the efficiencies of this arrangement if we are unable to effectively manage third parties or if our limited number of employees are unable to manage the operations of each of our subsidiaries, including the development of their programs and product candidates. The failure to successfully and efficiently outsource operational functions, or appropriately manage the operations of our subsidiaries, could materially adversely affect our business, results of operations, and financial condition.

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

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We expect that CLN-081 will compete against small molecule EGFR inhibitors poziotinib from Spectrum Pharmaceuticals and mobocertinib (TAK-788) from Takeda Pharmaceuticals. CLN-081 may also compete against EGFR inhibitors BDTX-189 from Black Diamond Therapeutics and DZD-9008 from Dizal Pharma, as well as other molecules in preclinical development. CLN-081 may also compete with amivantamab from Johnson & Johnson, an EGFR / cMET bispecific antibody. We expect that CLN-049 will compete against bispecifics for the treatment of acute myeloid leukemia, including those targeting CD3 and CD33 (Amgen, Amphivena), CD123 (Macrogenics, Xencor), FLT3 (Amgen), and CCL1/CLEC12A (Merus, Genentech). We expect that CLN-619 will compete against cancer therapies targeting MICA/B as a monotherapy and/or in combination with other agents, including: Innate Pharma, Inc. (in collaboration with AstraZeneca Inc.), CanCure LLC, Genentech Inc., Fate Therapeutics and Bristol Myers Squibb.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

In 2020, former President Trump signed four Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit for approval importation plans for certain prescription drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020 the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

To date, we have had interactions with regulatory authorities outside of the United States in France, the Netherlands, China, Hong Kong, Singapore, and Taiwan. We intend to engage with the EMA regarding regulatory requirements for registration in the European Union, or EU, for our CLN-081, CLN-049, and CLN-619 programs. There is limited experience of regulatory authorities outside of the United States with the approval of tumor-agnostic precision cancer medicines.

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

The FDA may require a Risk Evaluation and Mitigation Strategy (REMS) in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use. If any of our product candidates are approved and we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. Violation of the FDCA, and other statutes, including the False Claims Act, or FCA, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

Separately, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis after foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic. The FDA has developed a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the United Kingdom, or the Bribery Act. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the United Kingdom despite its departure from the EU. Payments made to physicians in certain EU Member States must be publicly disclosed.

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

Even if they are unchallenged, our patent applications, if issued, and any patents we may own or in-license, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent any patents we may own or in-license by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third-party may develop a competitive therapy that provides benefits similar to one or more of our product candidates but that uses a formulation and/or a device that falls outside the scope of any patent protection we may have in the future. If the patent protection provided by our patent applications or any patents, we may pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

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

Additionally, we cannot be certain that the claims in our patent applications covering composition of matter of our product candidates or technology will be considered patentable by the U.S. Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any issued patents we may own or in-license will be considered patentable by courts in the United States or foreign countries.

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

The issuance or grant of a patent is not irrefutable as to its inventorship, scope, validity or enforceability, and any of our current or future patents, whether owned or in-licensed may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of any such patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We may in the future, become subject to a third-party pre-issuance submission of prior art or opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging any rights we may have from our patent applications or the patent rights of others in the USPTO or other foreign patent office, or in declaratory judgment actions or counterclaims. An unfavorable determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, any rights we may have from our patents or patent applications, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or extinguish our ability to manufacture or commercialize products without infringing third-party patent rights.

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

In addition, licensing agreement are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, under the Taiho Agreement, while Cullinan Pearl is not obligated to enter into a transaction with Taiho, the right of negotiation could delay a potential sale or adversely impact our ability to attract a partner or acquirer and could negatively impact prospects for a larger company to acquire Cullinan Pearl or its assets or enter into a collaboration or licensing transaction that would benefit us. In addition, Cullinan Florentine and Cullinan Amber will also owe licensors a success fee in the event of a sale or other disposition of the majority of its assets. These fees will reduce the net proceeds we receive from any such sale or disposition of assets.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our differentiated hub-and-spoke business model, including aspects of oncogenicity computational algorithms, in vivo experiments to validate mechanisms and pharmacology, drug design, and related processes, are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us.

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

If a third-party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

•

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

•

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, including CLN-081, CLN-049 and CLN-619, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

•

if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

•

redesigning our product candidates or processes so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

•

there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any of our owned or in-licensed patents do not cover the technology in question or that such third-party’s activities do not infringe our patents. An adverse result in any litigation or defense proceedings could put one or more of our owned or in-licensed patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

We may not be able to detect infringement against any of our owned or in-licensed patents. Even if we detect infringement by a third-party, we may choose not to pursue litigation against or settlement with the third-party. If we later sue such third-party for patent infringement, the third-party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third-party.

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

If we or our licensors or strategic partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our owned or in-licensed patents or patent applications in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or priority of invention or other features of patentability with respect to our patents or patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Recent or future patent reform legislation could also increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may own or in-license. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law, which includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, establish a new post-grant review system and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patent applications or any patents we may own or in-license. These changes also allow third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in the inability to manufacture or commercialize products without infringing third-party patent rights. Accordingly, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third-party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

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

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•	we may not develop or in-license additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

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

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive time and focus of our management. In addition, there is a natural transition period when a new third-party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

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

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•

we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must inspect any manufacturers for cGMP compliance as part of our marketing application;

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

Manufacturing drugs, particularly biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity, potency and stability. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

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

In order to commercially produce our products at a third-party’s facility, we will need to ensure compliance with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. Our third-party manufacturers are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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
•

interruption of, or delays in receiving, our product candidates or supplies for our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

We may seek additional capital through a combination of public or private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 49.8% of our voting stock deemed to be outstanding as of June 30, 2021. These stockholders have the ability to influence us through their ownership position. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, required the SEC to adopt additional rules and regulations with respect to corporate governance and executive compensation, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

During the six months ended June 30, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,753,316 shares of our common stock at an exercise price of $21.00 per share under the 2021 Stock Option and Incentive Plan, or the 2021 Stock Plan, 244,500 shares of our common stock at an exercise price of $48.39 per share, 200,000 shares of our common stock at an exercise price of $41.25 per share, and 150,000 shares of our common stock at an exercise price $29.10 per share under the 2021 Stock Plan. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1#*	Consulting Agreement, dated May 20, 2021, among the Registrant and Jon Wigginton, M.D.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
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

Cullinan Oncology, Inc.

Date: August 10, 2021	By:	/s/ Owen Hughes
Name: Owen Hughes
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)