Form 10-Q
period 2021-09-30
Cullinan Oncology, Inc.
filed 2021-11-09
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock outstanding as of November 2, 2021 was 43,684,540.

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

•

We are early in our development efforts and are substantially dependent on our lead targeted oncology product candidate, CLN-081, and our most advanced product candidates, CLN-049 and CLN-619. If we are unable to advance CLN-081, CLN-049, CLN-619 or any of our other product candidates through clinical development, or to obtain regulatory approval and ultimately commercialize CLN-081, CLN-049 or CLN-619, or any of our other product candidates, either by ourselves or with or by third parties, or if we experience significant delays in doing so, our business will be materially harmed.

•	Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates, and ultimately delay or prevent regulatory approval.
•

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

•

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	We have incurred significant losses since inception and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
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

•	The novel coronavirus, COVID-19, has and may continue to adversely impact our business, including our preclinical studies and clinical trials and our ability to source drug supply.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2020 (1)	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$168,198	$88,105
Short-term investments	42,008	232,939
Prepaid expenses and other current assets	2,072	7,794
Total current assets	212,278	328,838
Property and equipment, net	130	89
Other assets	2,300	147
Long-term investments	—	124,330
Total assets	$214,708	$453,404
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,679	$2,024
Accrued expenses and other current liabilities	4,641	5,839
Total current liabilities	14,320	7,863
Long-term liabilities:
Deferred rent	74	67
Total liabilities	14,394	7,930
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 34,900,878 and 150,000,000 shares authorized as of December 31, 2020 and September 30, 2021, respectively; 29,831,125 and 43,660,909 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively.	3	4
Additional paid-in capital	292,348	569,835
Accumulated other comprehensive loss	(2)	(58)
Accumulated deficit	(93,339)	(126,395)
Total Cullinan stockholders' equity	199,010	443,386
Noncontrolling interests	1,304	2,088
Total stockholders' equity	200,314	445,474
Total liabilities and stockholders' equity	$214,708	$453,404

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

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020 (1)	2021
License revenue	$—	$—	$—	$18,943
Operating expenses:
Research and development	9,913	12,680	26,582	36,873
General and administrative	1,586	5,695	4,580	15,677
Total operating expenses	11,499	18,375	31,162	52,550
Loss from operations	(11,499)	(18,375)	(31,162)	(33,607)
Other income (expense):
Interest income	185	118	809	340
Other income (expense), net	—	(2)	1	(12)
Net loss	(11,314)	(18,259)	(30,352)	(33,279)
Net loss attributable to noncontrolling interest	(1,456)	(909)	(6,899)	(223)
Net loss attributable to common stockholders of Cullinan	$(9,858)	$(17,350)	$(23,453)	$(33,056)
Net loss per share, basic and diluted	$(0.50)	$(0.40)	$(1.21)	$(0.76)
Total weighted-average shares used in computing net loss per share, basic and diluted	19,721,992	43,438,861	19,453,479	43,254,230
Comprehensive loss:
Net loss	$(11,314)	$(18,259)	$(30,352)	$(33,279)
Unrealized gain/(loss) on investments	(144)	57	63	(56)
Comprehensive loss	(11,458)	(18,202)	(30,289)	(33,335)
Comprehensive loss attributable to noncontrolling interest	(1,456)	(909)	(6,899)	(223)
Comprehensive loss attributable to Cullinan	$(10,002)	$(17,293)	$(23,390)	$(33,112)

See accompanying notes to the unaudited consolidated financial statements.

(1) The shares and per share amounts for the nine months ended September 30, 2020 were derived from the unaudited consolidated financial statements as of that date and were retroactively adjusted as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Noncontrolling Interest in	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Subsidiaries	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2019 (1)	18,738,734	$2	$864	$138,543	$(4)	$(41,540)	$97,865
Issuance of common stock equivalents (1) net of issuance costs of $213	1,297,700	—	—	14,037	—	—	14,037
Unrealized gain on investments	—	—	—	—	30	—	30
Net loss	—	—	(190)	—	—	(4,973)	(5,163)
Balances at March 31, 2020	20,036,434	2	674	152,580	26	(46,513)	106,769
Issuance of subsidiary common stock	—	—	175	—	—	—	175
Noncontrolling interest acquired in MICA	—	—	5,673	—	—	—	5,673
Unrealized gain on investments	—	—	—	—	177	—	177
Net loss	—	—	(5,253)	—	—	(8,622)	(13,875)
Balances at June 30, 2020	20,036,434	2	1,269	152,580	203	(55,135)	98,919
Issuance of subsidiary common stock	—	—	844	—	—	—	844
Issuance of subsidiary preferred stock	—	—	1,206	—	—	—	1,206
Unrealized (loss) on investments	—	—	—	—	(144)	—	(144)
Net loss	—	—	(1,456)	—	—	(9,858)	(11,314)
Balances at September 30, 2020	20,036,434	$2	$1,863	$152,580	$59	$(64,993)	$89,511

See accompanying notes to the unaudited consolidated financial statements.

(1) The consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements as of such date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. Changes in stockholders’ equity for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020 were also retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Noncontrolling Interest in	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Subsidiaries	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2020 (1)	29,831,125	$3	$1,304	$292,348	$(2)	$(93,339)	$200,314
Initial public offering net of issuance costs of $22,870	13,685,000	1	—	264,515	—	—	264,516
Equity-based compensation	—	—	5	3,503	—	—	3,508
Unrealized loss on investments	—	—	—	—	(58)	—	(58)
Net income/(loss)	—	—	1,489	—	—	(70)	1,419
Balances at March 31, 2021	43,516,125	4	2,798	560,366	(60)	(93,409)	469,699
Issuance of subsidiary common stock	—	—	67	—	—	—	67
Issuance of subsidiary preferred stock	—	—	923	—	—	—	923
Issuance of common stock under employee stock purchase plan	10,099	—	—	180	—	—	180
Equity-based compensation	—	—	6	4,159	—	—	4,165
Unrealized loss on investments	—	—	—	—	(55)	—	(55)
Net loss	—	—	(803)	—	—	(15,636)	(16,439)
Balances at June 30, 2021	43,526,224	4	2,991	564,705	(115)	(109,045)	458,540
Equity-based compensation	—	—	6	4,551	—	—	4,557
Stock option exercises	134,685	—	—	579	—	—	579
Unrealized gain on investments	—	—	—	—	57	—	57
Net loss	—	—	(909)	—	—	(17,350)	(18,259)
Balances at September 30, 2021	43,660,909	$4	$2,088	$569,835	$(58)	$(126,395)	$445,474

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

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2021
Operating activities:
Net loss	$(30,352)	$(33,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47	41
Equity-based compensation expense	—	12,230
Amortization or accretion on marketable securities	146	1,973
License expense in exchange for subsidiary common stock	1,019	67
Acquired in-process research and development assets	6,447	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(526)	(5,104)
Other assets	48	—
Accounts payable	1,064	(5,980)
Accrued expenses and other current liabilities	1,771	1,790
Net cash used in operating activities	(20,336)	(28,262)
Investing activities:
Purchases of property and equipment	(11)	—
Net cash acquired upon consolidation of Mica	1,450	—
Purchase of marketable securities	(48,264)	(448,551)
Proceeds from sales and maturities of marketable securities	29,965	130,638
Net cash used in investing activities	(16,860)	(317,913)
Financing activities:
Proceeds from issuance of common stock equivalents (1)	14,250	—
Proceeds from initial public offering	—	267,268
Payment of issuance costs related to common stock equivalents (1)	(213)	—
Payment of deferred offering costs	—	(2,688)
Proceeds from issuance of noncontrolling interests	1,206	923
Proceeds from exercise of stock options	—	579
Net cash provided by financing activities	15,243	266,082
Net decrease in cash and cash equivalents	(21,953)	(80,093)
Cash and cash equivalents at beginning of period	63,250	168,198
Cash and cash equivalents at end of period	$41,297	$88,105
SUPPLEMENTAL NONCASH DISCLOSURE
Noncash financing activities
Deferred offering costs paid in the prior year	$—	$65

See accompanying notes to the unaudited consolidated financial statements.

(1) Changes in equity activities for the nine months ended September 30, 2020 were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the unaudited consolidated financial statements for additional details.

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

As of December 31, 2020, the Corporation had five development subsidiaries: Cullinan Amber Corp. (Amber), Cullinan Apollo Corp. (Apollo), Cullinan Florentine Corp. (Florentine), Cullinan MICA Corp. (MICA) and Cullinan Pearl Corp. (Pearl). As of  September 30, 2021, the Corporation had four development subsidiaries: Amber, Florentine, MICA and Pearl. Apollo was dissolved in August 2021.

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

Immediately prior to the effectiveness of the Company’s registration statement, the Company completed its reorganization, whereby the LLC merged with and into Management and Management was the surviving entity (the Reorganization). Management was the registrant in the IPO. Pursuant to the Reorganization, all outstanding Redeemable Preferred Units, Non-Voting Incentive Units and common units converted into shares of Management common stock while common unit options were exchanged for stock options. Immediately following the Reorganization, the Company effected a one-for-7.0390 reverse stock split of its issued and outstanding shares of common stock (the Reverse Stock Split).

Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and Reverse Stock Split.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control. The Company has incurred losses since inception and has an accumulated deficit of $126.4 million as of September 30, 2021.

Since inception, the Company has funded its operations primarily through the sale of equity securities. The Company expects that its cash, cash equivalents, short-term investments and long-term investments as of September 30, 2021 of $445.4 million, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these unaudited consolidated financial statements.

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with applicable rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial reporting. The unaudited consolidated financial statements include accounts of the Company and its consolidated subsidiaries. All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

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

The Company has either created or made investments in the following entities:

Consolidated Entities	Relationship as of September 30, 2021	Date Control First Acquired
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019
Cullinan MICA Corp.	Partially-owned Subsidiary	May 2020
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018

Noncontrolling Interests

To the extent that ownership interests in the subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that the Company and the noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. At September 30, 2020, investors and licensors held noncontrolling interests in Amber, Apollo, Florentine, MICA and Pearl. At September 30, 2021, investors and licensors held noncontrolling interests in Amber, Florentine, MICA and Pearl. Refer to Note 5 for details relating to the license agreements and Note 7 for details relating to the noncontrolling interests.

For the three and nine months ended September 30, 2020, $1.5 million and $6.9 million of net loss, respectively, were attributable to noncontrolling interests and recorded in the consolidated statements of operations and comprehensive loss and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders’ equity. For the three and nine months ended September 30, 2021, $0.9 million and $0.2 million of net loss, respectively, were attributable to noncontrolling interests and recorded in the consolidated statements of operations and comprehensive loss and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020 and September 30, 2021, cash equivalents consist of commercial paper and government-backed money market funds.

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

Investments not classified as cash equivalents with maturities of less than twelve months are classified as short-term investments. Investments with maturities greater than twelve months for which the Company has the intent and ability to hold the investment for greater than twelve months are classified as long-term investments in the consolidated balance sheets.

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

The Company recognized its short-term investments by security type at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate notes	$12,780	$—	$(3)	$12,777
Commercial paper	24,473	—	—	24,473
Asset-backed securities	4,757	1	—	4,758
Total investments	$42,010	$1	$(3)	$42,008

The Company recognized its short-term and long-term investments by security type at September 30, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$92,049	$6	$—	$92,055
Commercial paper	136,867	16	—	136,883
US government notes	4,001	—	—	4,001
Total short-term investments	232,917	22	—	232,939
Long-term investments
Corporate notes	100,193	—	(77)	100,116
Asset-backed securities	999	—	—	999
US government notes	23,218	—	(3)	23,215
Total long-term investments	124,410	—	(80)	124,330
Total investments	$357,327	$22	$(80)	$357,269

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets as of December 31, 2020, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$22,007	$—	$—	$22,007
Money market funds	146,191	—	—	146,191
Total cash and cash equivalents	168,198	—	—	168,198
Short-term investments
Corporate notes	—	12,777	—	12,777
Commercial paper	—	24,473	—	24,473
Asset-backed securities	—	4,758	—	4,758
Total short-term investments	—	42,008	—	42,008
Total cash, cash equivalents and investments	$168,198	$42,008	$—	$210,206

The following table sets forth the fair value of the Company’s financial assets as of September 30, 2021, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$49,111	$—	$—	$49,111
Money market funds	38,994	—	—	38,994
Total cash and cash equivalents	88,105	—	—	88,105
Short-term investments
Corporate notes	—	92,055	—	92,055
Commercial paper	—	136,883	—	136,883
US government notes	—	4,001	—	4,001
Total short-term investments	—	232,939	—	232,939
Long-term investments
Corporate notes	—	100,116	—	100,116
Asset-backed securities	—	999	—	999
US government notes	—	23,215	—	23,215
Total long-term investments	—	124,330	—	124,330
Total cash, cash equivalents and investments	$88,105	$357,269	$—	$445,374

Prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are carried at cost, which management believes approximates fair value due to their short-term nature.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company incurred $2.7 million of deferred offering costs and recorded such amounts against the gross proceeds of the Company’s IPO within the statements of stockholders’ equity during the nine months ended September 30, 2021.

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

Net Loss per Share

Basic and diluted net loss per share is determined by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period, without consideration for potential dilutive shares of common stock, such as stock options, unvested restricted stock awards and shares issuable under the employee stock purchase plan. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted net loss per share are the same for the periods presented. The Company excluded unvested shares of restricted stock awards, stock options and shares issuable under the employee stock purchase plan from the computation of diluted weighted-average shares outstanding as they would be antidilutive.

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

Immediately prior to the completion of the IPO in January 2021, the LLC completed the Reorganization. Prior to the Reorganization, Management was a wholly-owned subsidiary of the LLC. The LLC was also the direct parent company of the Company’s development subsidiaries. Pursuant to the Reorganization, Management acquired all the assets of the LLC, including all of the stock the LLC owned of Amber, Apollo, Florentine, MICA and Pearl (collectively the Asset Subsidiaries), and assumed all of the LLC’s liabilities and obligations.

Following the Reorganization, all of Management’s outstanding preferred stock automatically converted on a one-for-one basis into common stock of Management. The Company then effected the Reverse Stock Split. Immediately prior to completion of the Company’s IPO, the existing units of the LLC were cancelled and the number of shares of common stock exchanged and issued to the LLC’s unitholders in the Reorganization is shown in the below table by unit class, on a split adjusted basis:

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

All LLC units that were previously reported as Redeemable Preferred Units, or temporary equity, were converted to common stock of the Company upon the execution of the Reorganization and have been reclassified to stockholders’ equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in the Company’s financial statements for the years ended December 31, 2019 and 2020, and the nine months ended September 30, 2020 as follows:
	As of December 31, 2019
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	83,872	(83,872)	—
Series C Redeemable Preferred Units	—	—	—
Total Redeemable Preferred Units	137,774	(137,774)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	2	2
Additional paid-in capital	770	137,773	138,543
Accumulated other comprehensive loss	(4)	—	(4)
Accumulated deficit	(41,540)	—	(41,540)
Total Cullinan Stockholders' Equity (Members' Deficit)	(40,773)	137,774	97,001
Non-controlling interests in subsidiaries	864	—	864
Total Stockholders' Equity (Members' Deficit)	$(39,909)	$137,774	$97,865

	As of September 30, 2020
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	97,909	(97,909)	—
Total Redeemable Preferred Units	151,811	(151,811)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	2	2
Additional paid-in capital	770	151,810	152,580
Accumulated other comprehensive loss	59	—	59
Accumulated deficit	(64,993)	—	(64,993)
Total Cullinan Stockholders' Equity (Members' Deficit)	(64,163)	151,811	87,648
Non-controlling interests in subsidiaries	1,863	—	1,863
Total Stockholders' Equity (Members' Deficit)	$(62,300)	$151,811	$89,511

	As of December 31, 2020
	As Reported	Adjustment	As Adjusted
	(in thousands)
Redeemable Preferred Units
Series Seed Redeemable Preferred Units	$3,956	$(3,956)	$—
Series A1 Redeemable Preferred Units	49,946	(49,946)	—
Series B Redeemable Preferred Units	97,909	(97,909)	—
Series C Redeemable Preferred Units	124,841	(124,841)	—
Total Redeemable Preferred Units	276,652	(276,652)	—
Stockholders' Equity (Members' Deficit)
Non-Voting Incentive Units	1	(1)	—
Common Stock	—	3	3
Additional paid-in capital	15,698	276,650	292,348
Accumulated other comprehensive loss	(2)	—	(2)
Accumulated deficit	(93,339)	—	(93,339)
Total Cullinan Stockholders' Equity (Members' Deficit)	(77,642)	276,652	199,010
Non-controlling interests in subsidiaries	1,304	—	1,304
Total Stockholders' Equity (Members' Deficit)	$(76,338)	$276,652	$200,314

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	September 30, 2021
	(in thousands)
Accrued bonus	$1,763	$1,764
Professional fees	1,018	755
Research and development costs	1,829	3,223
Other	31	97
	$4,641	$5,839

(5)	License and Collaboration Agreements

The following table summarizes the impact of the research and development costs related to the collaboration and license agreements on the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2021. For details on the structure and accounting treatment for the Company’s collaboration and license agreements, refer to the annual consolidated financial statements and notes contained in the 2020 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Cullinan Oncology - Adimab	$—	$46	$318	$46
Amber - MIT	—	—	276	71
Apollo - Wistar	—	—	304	—
Florentine - Tubingen	912	—	912	—
Pearl - Taiho	531	—	531	3,000
	$1,443	$46	$2,341	$3,117

Pearl—Zai Lab License Agreement

In December 2020, Pearl entered into a license agreement (Zai License Agreement) with Zai Lab Shanghai Company, Limited (Zai Lab), to grant Zai Lab an exclusive royalty-bearing license to research, develop, commercialize and manufacture CLN-081 and products which contain CLN-081 in China, Hong Kong, Macau and Taiwan. Zai Lab will be primarily responsible for substantially all the costs related to the operations and control over the significant activities related to the exploitation of the licensed IP of CLN-081.

As partial consideration of the license and rights granted to Zai Lab, Zai Lab paid Pearl a one-time, irrevocable, nonrefundable license fee of $20.0 million in January 2021. In addition to the upfront fee, Zai Lab will be obligated to pay Pearl research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in the aggregate amount of up to $211.0 million, and tiered royalty payments based on the annual net sales of the licensed product. The Company recognized the upfront license fee in revenue. The Company will also recognize milestone and royalty payments in revenue once they are earned. No milestones have been achieved to date under the Zai License Agreement.

The upfront payment received by Pearl was subject to foreign tax withholdings. When the licensed IP and technology know-how was transferred to Zai Lab in January 2021, Pearl recognized revenue of $18.9 million, which represented the upfront fee less the foreign tax withholdings as Pearl does not expect to recover the amounts relating to the foreign tax withholdings.

In February 2019, Pearl entered into a licensing and collaboration agreement (Taiho License Agreement) with Taiho Pharmaceutical, Co., Ltd. (Taiho Pharma) for the worldwide rights to CLN-081 outside of Japan. In connection with the Taiho License Agreement, Pearl is obligated to pay Taiho Pharma a percentage of future revenue received from Zai Lab, including the upfront payment that was received in January 2021. Upon receipt of the upfront payment, Pearl recognized $3.0 million within research and development expenses in the consolidated statements of operations and comprehensive loss.
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

On the Acquisition Date, PDI Therapeutics authorized the issuance of 72,890,797 shares, of which 39,000,000 was designated as common stock and 33,890,797 was designated as preferred stock. Of the authorized preferred stock, PDI Therapeutics designated 1,999,998 shares as Series A Junior Preferred Stock, 652,371 shares as Series A-1 Junior Preferred Stock, 11,451,514 shares as Series A-2 Junior Preferred Stock, and 19,786,914 as Series A Senior Preferred Stock (collectively the Series Preferred Stock). Following the initial close in May 2020, MICA (formerly PDI Therapeutics) had 22,829,406 shares outstanding, including 6,088,282 shares of Series A Senior Preferred Stock (of which the LLC held 5,385,787 shares), 602,784 shares of common stock, and 14,103,883 shares of Series A, A-1 and A2 Junior Preferred Stock described above. In addition, there were 2,034,457 shares of common stock underlying options reserved under MICA’s equity plan (of which 1,826,402 was reserved for future issuances to MICA’s directors and officers, as well as former employees of PDI Therapeutics).

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

The Company evaluated the change in control of MICA and concluded that the change in control was an asset acquisition rather than a business combination as substantially all of the value in MICA resided in CLN-619, the in-process research and development (IPR&D) asset developed by MICA. The cost of the assets was calculated as the sum of the fair value of the Company’s investment in MICA, the fair value of the noncontrolling interests in MICA and the Company’s transaction costs. This cost was allocated to the assets acquired and liabilities assumed in the transaction based on their relative fair values. The amount allocated to the IPR&D asset acquired was $6.4 million and was charged to research and development expense within the consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2020 as it had no alternative future use at the time of the acquisition.

In December 2020, the stockholders and the board of directors of MICA approved an amendment to its equity plan that decreased the authorized amount of shares under its equity plan such that no further grants could be made under its equity plan. Any authorized but unissued shares under the equity plan were returned to the status of authorized, unissued shares of common stock.

In June 2021, the MICA board authorized the first additional closing and the Company purchased an additional 5,385,787 shares of Series A Senior Preferred Stock for $7.1 million and certain existing shareholders purchased an additional 702,495 shares of Series A Senior Preferred Stock for $0.9 million pursuant to the Purchase Agreement. Following the first additional closing, the Company’s ownership increased to 45% of MICA’s fully-diluted shares outstanding.
(7)	Common Stock and Noncontrolling Interest in Subsidiaries

Common Stock

As of December 31, 2020 and September 30, 2021, 34,900,878 and 150,000,000 shares of common stock of the Company were authorized, respectively. Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through September 30, 2021.

The LLC’s outstanding Non-Voting Incentive Units have been retroactively adjusted to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and Reverse Stock Split.

Noncontrolling Interest in Subsidiaries

Certain subsidiaries issue common stock in connection with licensing agreements and to employees, directors and consultants pursuant to subsidiary equity incentive plans. The holders of subsidiary common stock are entitled to one vote per share. The holders of subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of Series A Preferred Stock of the respective subsidiary.

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

In April 2020, pursuant to the license agreement (MIT License Agreement) between Amber and the Massachusetts Institute of Technology (MIT), Amber issued 400,132 shares of its common stock, in exchange for no additional consideration as set forth in the MIT License Agreement.

In June 2021, upon election by Amber’s board of directors, Amber issued an additional 3,000,000 shares of its Series A Preferred Stock to the Company for gross proceeds of $3.0 million. In connection with the financing, Amber issued 153,229 shares of its common stock to MIT in exchange for no additional consideration, as set forth in the MIT License Agreement.

Under the HLBV method, $0.2 million of losses were attributed to the noncontrolling interests for each of the three and nine months ended September 30, 2020. Under the HLBV method, the Company did not attribute any losses to the noncontrolling interests for the three months ended September 30, 2021 and less than $0.1 million of losses were attributed to noncontrolling interests for the nine months ended September 30, 2021.

Cullinan Apollo Corp.

In December 2018, Apollo entered into a Series A Preferred Stock purchase agreement with the Company. The initial closing took place in December and Apollo sold 7,000,000 subsidiary shares of Series A Preferred Stock for gross proceeds of $7.0 million. Pursuant to the Series A Preferred Stock purchase agreement, at any time following the initial closing, upon the election of Apollo’s board of directors, Apollo could sell up to an aggregate of 11,000,000 Series A Preferred Stock shares at one or more subsequent closings at $1.00 per share.

The Company dissolved Apollo in August 2021. The Company did not allocate any losses to the noncontrolling interests for each of the three and nine months ended September 30, 2020 and 2021.

Cullinan Florentine Corp.

In August 2020, Florentine entered into a Series A Preferred Stock purchase agreement with the Company. The initial closing took place in August 2020 and Florentine sold 6,000,000 shares of its Series A Preferred Stock to the Company for gross proceeds of $6.0 million. At any time following the initial closing, upon the election of the Florentine’s board of directors, Florentine may sell up to an additional 6,000,000 shares of Series A Preferred Stock at one or more subsequent closings at $1.00 per share. Pursuant to the license agreement (Tübingen License Agreement) Florentine entered into with Deutsches Krebsforschungszentrum (DKFZ), Eberhard Karls University of Tübingen, Faculty of Medicine (University of Tübingen), and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen (UFE), Florentine issued 725,118 shares of its common stock, in exchange for no additional consideration as set forth in the Tübingen License Agreement.

In December 2020, Florentine issued 6,000,000 additional shares of its Series A Preferred Stock to the Company for proceeds of $6.0 million under the Florentine Series A Preferred Stock purchase agreement. Florentine issued an additional 381,810 shares of its common stock to DFKZ and UFE as anti-dilution shares, in exchange for no additional consideration as set forth in the Tübingen License Agreement.

In July 2021, Florentine issued 7,500,000 shares of Series B Preferred Stock to the Company for gross proceeds of $8.1 million under the Florentine Series B Preferred Stock purchase agreement. No additional shares of its stock were issued to DFKZ or UFE.

Under the HLBV method, $0.3 million of losses were attributed to noncontrolling interests for each of the three and nine months ended September 30, 2020. The Company did not allocate any losses to the noncontrolling interests for each of the three and nine months ended September 30, 2021.

Cullinan MICA Corp.

In May 2020, MICA issued 6,088,282 million shares of Series A Senior Preferred Stock, including 5,385,787 shares to the Company, at $1.31 per share. See Note 6 for further details.

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

Under the HLBV method, less than $0.1 million and $5.1 million of losses were attributed to noncontrolling interests for the three and nine months ended September 30, 2020, respectively. Under the HLBV method, $0.3 million and $0.8 million of losses were attributed to noncontrolling interests for the three and nine months ended September 30, 2021, respectively.

Cullinan Pearl Corp.

In February 2019, Pearl entered into a Series A Preferred Stock Purchase Agreement with the Company and Taiho Ventures, LLC (Taiho Ventures) to sell up to 23,000,000 shares of Pearl’s Series A Preferred Stock for $1.00 per share. Pearl completed the initial closing of its Series A Preferred Stock where Pearl issued 14,000,000 shares of Series A Preferred Stock for $14.0 million to the Company and Taiho Ventures. In connection with the Taiho License Agreement, Pearl issued 1,860,000 shares of common stock to Taiho Ventures as anti-dilution shares, in exchange for no cash consideration.

In August 2020, Pearl issued 9,000,000 additional shares of its Series A Preferred Stock for $9.0 million to the Company and Taiho Ventures. In connection with the Taiho License Agreement, Pearl then issued 1,206,000 to Taiho Ventures additional shares of its common stock as anti-dilution shares, in exchange for no additional consideration.

In November 2020, pursuant a subscription agreement between the Company and Pearl, the Company purchased 2,730,227 shares of Pearl’s common stock at $0.44 per share, for an aggregate purchase price of $1.2 million.

Under the HLBV method, $0.9 million and $1.3 million of losses were attributed to noncontrolling interests for the three and nine months ended September 30, 2020, respectively. Under the HLBV method, $0.6 million of losses and $0.7 million of income were attributed to noncontrolling interests for the three and nine months ended September 30, 2021, respectively.

(8)	Equity-Based Compensation

2021 Stock Options and Incentive Plan

The Company’s 2021 Stock Option and Incentive Plan (the 2021 Stock Plan) was adopted by the board of directors in December 2020 and the stockholders approved the plan in January 2021, prior to the completion of the Company’s IPO. The 2021 Stock Plan became effective on the day immediately prior to the effectiveness of the Company’s registration statement. The 2020 Unit Option and Grant Plan was terminated once the 2021 Stock Plan was effective. The Company initially reserved 12,546,386 shares of common stock for issuance of awards under the 2021 Stock Plan, which included (x) split-adjusted 320,228 shares of restricted stock issued under the 2021 Stock Plan in connection with the Reorganization and (y) split-adjusted equity awards comprised of (i) 4,616,187 shares of common stock issuable upon the exercise of stock options at a weighted average exercise price of $4.30; and (ii) an aggregate of 1,753,316 shares of common stock issuable upon the exercise of the stock options, with an exercise price equal to the IPO price per share, which were granted to certain executive officers, employees, and affiliates.

The 2021 Stock Plan provides that the number of shares reserved and available for issuance under the 2021 Stock Plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board or compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Research and development	$—	$2,458	$—	$6,320
General and administrative	—	2,099	—	5,910
Total equity-based compensation	$—	$4,557	$—	$12,230

2021 Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan (the ESPP) was adopted by the board of directors in December 2020 and the stockholders approved the plan in January 2021, prior to the completion of the Company’s IPO. The ESPP became effective on the day immediately prior to the effectiveness of the Company’s IPO. The Company has initially reserved 416,665 shares of common stock for issuance to participating employees.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 833,330 shares of the Company’s common stock, 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.

The Company issued 10,099 shares of its common stock on June 30, 2021 pursuant to the ESPP. The Company recorded less than $0.1 million of equity-based compensation expense relating to the ESPP for each of the three and nine months ended September 30, 2021.
(9)	Related Party Transactions

In April 2020, the Company entered into a consulting agreement (the 2020 Consulting Agreement) with Globeways Holdings Limited, or Globeways. Globeways and entities affiliated with F2 Ventures beneficially own in the aggregate greater than five percent of the Company’s outstanding units and Globeways is beneficially owned by a member of the Company’s board of directors. Pursuant to the 2020 Consulting Agreement, the board member provides leadership and advice regarding the Company’s scientific, clinical, product development and related activities and operations. Pursuant to the 2020 Consulting Agreement, the LLC pays Globeways a consulting fee at a monthly rate of $25,000. As the sole beneficial owner of Globeways, this board member receives all of the compensation paid to Globeways under the 2020 Consulting Agreement.

For each of the three months and nine months ended September 30, 2020, the Company incurred less than $0.1 million and $0.2 million in costs related to this agreement, respectively. The Company did not incur any expenses relating to the Globeways Agreement for the three months ended September 30, 2021 as the agreement expired as of March 31, 2021. For the nine months ended September 30, 2021, the Company incurred less than $0.1 million in costs related to the 2020 Consulting Agreement.

Royalty Transfer Agreements

Between October 2019 and May 2020, each of the Asset Subsidiaries entered into royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the Foundations). Under each of these respective agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. Management of the Company has concluded that these instruments had no value at the inception of the agreements and at December 31, 2020 and September 30, 2021.

Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of December 31, 2020 and September 30, 2021. The Company currently does not have any applicable net sales from its products and as a result, has paid no royalties under these obligation as of December 31, 2020 and September 30, 2021 nor has the Company accrued any liability as of December 31, 2020 and September 30, 2021. The Company will monitor these instruments for changes in fair value at each reporting date.

(10)	Income Taxes

The Company recorded no provision for income taxes for each of the three months and nine months ended September 30, 2020 and 2021.

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

Operating Lease

Rent expense for the three and nine months ended September 30, 2020 was $0.2 million and $0.4 million, respectively. Rent expense for the three and nine months ended September 30, 2021 was $0.2 million and $0.5 million, respectively.

In December 2017, the Company signed an operating lease for 7,531 rentable square feet of office space in Cambridge, Massachusetts, which commenced on February 1, 2018. The lease expires on June 30, 2024. Rent expense is recorded ratably over the lease period. The lease includes escalating rental payments, which are also being charged to rent expense ratably over the lease period.

The following table summarizes future minimum payments due under the operating lease as of September 30, 2021:

(in thousands)
Remainder of 2021	$150
2022	608
2023	618
2024	313
$1,689

(12)	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. The Company assumes all administrative costs of the 401(k) Plan. For each of the three months ended September 30, 2020 and 2021, the expense relating to the matching contribution was less than $0.1 million. For the nine months ended September 30, 2020 and 2021, the expense relating to the matching contribution was less than $0.1 million and $0.2 million, respectively.

(13)	Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020 (1)	2021
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders of Cullinan	$(9,858)	$(17,350)	$(23,453)	$(33,056)
Denominator
Total weighted-average shares used in computing net loss per share, basic and diluted	19,721,992	43,438,861	19,453,479	43,254,230
Net Loss per Share:	$(0.50)	$(0.40)	$(1.21)	$(0.76)

(1) The shares and per share amounts for the nine months ended September 30, 2020 were derived from the unaudited consolidated financial statements as of that date and were retroactively adjusted as a result of the Reorganization and Reverse Stock Split. See Note 3 to the for additional details.

The following outstanding equity instruments were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of September 30,
	2020	2021
Restricted stock awards	274,357	131,812
Stock options	—	7,200,268
Estimated shares issuable under the ESPP	—	2,234
Total	274,357	7,334,314

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company developing a diversified pipeline of targeted oncology and immuno-oncology therapies. Our strategy is to build a pipeline of product candidates that are uncorrelated across multiple dimensions, with a focus on assets that we believe have novel technology, employ differentiated mechanisms, are in a more advanced stage of development than competing candidates, or have a combination of these attributes. Our current pipeline includes seven novel oncology programs. We have internally developed or in-licensed these candidates by leveraging our hub-and-spoke business model, which includes a central operating company and separate subsidiaries that are established as needed to hold and advance individual product candidates. We currently employ or have consulting agreements with all of our team members.

Our lead product candidate, CLN-081, is an orally available small molecule, irreversible epidermal growth factor receptor, or EGFR, inhibitor that is designed to selectively target cells expressing mutant EGFR variants, including EGFR exon 20 insertion mutations, with relative sparing of cells expressing wild type EGFR. We are currently evaluating CLN-081 as a treatment for non-small cell lung cancer, or NSCLC, in adult patients with EGFRex20ins mutations in a Phase 1/2a trial. We presented interim data from our Phase 1/2a trial at the American Society of Clinical Oncology, or ASCO, Conference in June. As of the ASCO data cutoff, 21 of 42 response evaluable patients across all dose cohorts achieved a partial response, or PR. At the time of the data cutoff, 13 PRs were confirmed, 5 PRs were pending confirmation (i.e. the patient remained on therapy at the data cutoff but had not reached their second post-baseline disease assessment), and 3 PRs were unconfirmed. Currently 67 patients have been enrolled in the study, including 36 patients in the 100mg BID dosing cohort. We intend to provide a clinical update on CLN-081 in the fourth quarter of 2021.

Following CLN-081, our most advanced product candidates include CLN-619, a monoclonal antibody designed to stimulate natural killer, or NK, and T cell responses by engaging a unique target, MICA/B, and CLN-049, a bispecific antibody targeting FLT3 and CD3. We received clearance from the U.S. Food and Drug Administration, or the FDA, for each of our investigational new drug applications, or INDs, for CLN-619 and CLN-049 in June 2021. We intend to initiate enrollment in clinical trials in the fourth quarter of 2021 for CLN-619 for patients with advanced solid tumors and CLN-049 for patients with relapsed/refractory acute myeloid leukemia, or r/r AML.

In addition, through our AMBER platform, we are developing CLN-617, a fusion protein combining two potent antitumor cytokines, interleukin-2, or IL-2, and interleukin-12, or IL-12, with a tumor retention domain for the treatment of solid tumors. In November, we announced that we had selected a lead candidate and advanced CLN-617 into IND-enabling studies. We intend to present preclinical AMBER data at the Society for Immunotherapy of Cancer annual meeting in November 2021. Our pipeline includes three additional preclinical oncology programs: NexGem (CLN-978), an internally developed half-life extended T cell engaging antibody construct designed to simultaneously engage CD19 and CD3; Opal, a bispecific fusion protein that blocks the PD-1 axis and selectively activates the 4-IBB/CD137 pathway on T cells in tumors; and Jade, a cell therapy targeting a novel senescence and cancer-related protein we are developing in collaboration with the Fred Hutchinson Cancer Research Center. We currently hold worldwide development and commercialization rights to each of our product candidates, except for CLN-081, where Japan and Greater China rights have been partnered.

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

We have four partially-owned development subsidiaries, together the Asset Subsidiaries, or “spokes:” Cullinan Pearl Corp., or Cullinan Pearl, which is advancing CLN-081; Cullinan MICA Corp., or Cullinan MICA, which is advancing CLN-619; Cullinan Florentine Corp., or Cullinan Florentine, which is advancing CLN-049; and Cullinan Amber Corp., or Cullinan Amber, which is developing our AMBER platform and advancing CLN-617 as its first product candidate. Our earlier-stage programs, Cullinan NexGem, Cullinan Opal and Cullinan Jade, are currently held in Cullinan.

Since inception, we have funded our operations primarily through the sale of equity securities. As of September 30, 2021, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our IPO. Furthermore, we received $18.9 million in net collaboration revenue from the license agreement, or the Zai License Agreement with Zai Lab Shanghai Company, Limited, or Zai Lab.

As of September 30, 2021, we had cash, cash equivalents, short-term investments and long-term investments of $445.4 million. We have incurred losses since inception and have an accumulated deficit of $126.4 million as of September 30, 2021. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, or COVID-19, was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization, declaring the outbreak of COVID-19 as a pandemic, or a worldwide spread of a new disease, on March 11, 2020. In response to COVID-19, we implemented remote working and thus far, have not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of the Company’s product candidates; however, COVID-19 has impacted the pace of enrollment in our clinical trials and our preclinical studies.

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

The entities that are consolidated in our consolidated financial statements include the following:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of December 31, 2020	Ownership as of September 30, 2021 (1)
Cullinan Oncology, Inc.	Parent Entity	(2)	100%	N/A
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018	80%	80%
Cullinan Amber Corp. (3)	Partially-owned Subsidiary	December 2019	90%	92%
Cullinan Florentine Corp. (4)	Partially-owned Subsidiary	December 2019	92%	95%
Cullinan MICA Corp. (5)	Partially-owned Subsidiary	May 2020	35%	45%

(1)	Ownership percentages are reflected on a fully-diluted basis.
(2)

In January 2021, prior to our initial public offering, we completed a reorganization, pursuant to which the LLC merged with and into Cullinan Management, Inc., or Management, with Management being the surviving entity of such merger, or the Reorganization. In February 2021, our corporate name was changed from Cullinan Management, Inc. to Cullinan Oncology, Inc.

(3)	Reflects the closing of an additional tranche of Series A Preferred Stock financing of Cullinan Amber and the issuance of common stock of Cullinan Amber to MIT in June 2021.
(4)	Reflects the Company’s ownership after the closing of an additional tranche of Series B Preferred Stock financing of Cullinan Florentine in July 2021.
(5)	Reflects the Company’s ownership after the First Additional Closing of Series A Senior Preferred Stock financing of Cullinan MICA in June 2021.

Cullinan Pearl

Cullinan Pearl, incorporated in November 2018, is our partially-owned operating subsidiary that has exclusive worldwide rights, excluding Japan and Greater China, to CLN-081, our orally available small molecule designed as a next generation, irreversible EGFR inhibitor that is in development for the treatment of NSCLC patients with EGFR exon 20 insertion mutations.

In February 2019, Cullinan Pearl entered into a licensing and collaboration agreement with Taiho Pharmaceutical, Co., Ltd., or Taiho Pharma, for the worldwide rights to CLN-081 outside of Japan, which Taiho Pharma retained. Cullinan Pearl also issued to Taiho Ventures, LLC, or Taiho Ventures, an affiliate of Taiho Pharma, 1,860,000 shares of Series A Preferred Stock at a price of $1.00 per share for an aggregate purchase price of $1.9 million. In August 2020, at the election of the board of directors of Cullinan Pearl, Cullinan Pearl completed its subsequent closing of its Series A Preferred Stock financing and issued to Taiho Ventures an additional 1,206,000 shares of Series A Preferred Stock for an aggregate purchase price of $1.2 million.

As of September 30, 2021, we and Taiho Ventures, have purchased an aggregate of $23.0 million in Series A Preferred Stock of Cullinan Pearl.

As of September 30, 2021, we own 87% and Taiho Ventures owns 13% of the Series A Preferred Stock of Cullinan Pearl. Assuming conversion of the Series A Preferred Stock, we own 80%, Taiho Ventures owns 10%, and Taiho Pharma owns 10% of the fully-diluted common stock outstanding of Cullinan Pearl. Pursuant to a voting agreement, by and among Cullinan Pearl, us, Taiho Ventures, and other stockholders of Cullinan Pearl, the Series A Preferred stockholders, acting by majority vote, have the right to appoint two members of the board of directors, Taiho Ventures has the right to appoint one director; our chief executive officer, Nadim Ahmed, serves as the fourth board member; and two independent directors are appointed by a majority of the other four Cullinan Pearl board of directors.

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

As of September 30, 2021, we own 92% of the issued equity of Cullinan Amber, on a fully-diluted basis, including 100% of Series A Preferred Stock.

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

Cullinan Florentine

Cullinan Florentine, incorporated in December 2019, is our partially-owned operating subsidiary that has exclusive worldwide rights to CLN-049, our bispecific antibody targeting FLT3 and CD3, pursuant to an Exclusive License Agreement, or the Tübingen License Agreement with Deutsches Krebsforschungszentrum, or DKFZ, Eberhard Karls University of Tübingen, Faculty of Medicine, or University of Tübingen, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen, or UFE.

Through September 30, 2021, we have purchased an aggregate of $12.0 million of shares of Series A Preferred Stock and $8.1 million of shares of Series B Preferred Stock of Cullinan Florentine. In connection with the issuance of additional shares of Series A Preferred Stock to us and pursuant to the Tübingen License Agreement, Cullinan Florentine issued to each of DKFZ and UFE an additional 261,540 and 120,270 shares of common stock of Cullinan Florentine, respectively.

As of September 30, 2021, we own 95% of the fully-diluted shares outstanding of Cullinan Florentine, including 100% of Series A Preferred Stock. DKFZ and University of Tübingen currently own, in the aggregate, 5% of the equity of Cullinan Florentine on a fully-diluted basis.

Pursuant to a voting agreement between Cullinan Florentine, we and other stockholders of Series A Preferred Stock, acting by majority vote, have the right to designate two members of the four person board of directors, DKFZ and UFE, acting jointly, have the right to appoint one director, our current chief executive officer, Mr. Ahmed, is the fourth board member.

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

In June 2021, Cullinan MICA’s board of directors authorized the first additional closing where investors of Series A Senior Preferred Stock purchased an additional $8.0 million of Series A Senior Preferred Stock of Cullinan MICA.  The Company purchased 5,385,787 shares while other investors purchased 702,495 shares for $7.1 million and $0.9 million, respectively.

As a result of these transactions, our ownership percentage in Cullinan MICA increased to 45% as of September 30, 2021. Subject to the completion of Cullinan MICA’s Series A financing, we will own 54% of the fully-diluted capital stock outstanding. Pursuant to a voting agreement, by and among Cullinan MICA, us, and other stockholders of Cullinan MICA, of the five-person board of directors, we have the right to appoint three members of the board of directors.

Components of Our Results of Operations

Revenue

For the nine months ended September 30, 2021, we recognized $18.9 million of revenue, relating to the upfront fee earned from the Zai License Agreement. We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates and programs. We expense research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

•	employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;
•	expenses incurred under agreements with organizations that support our drug discovery and development activities;
•	expenses incurred in connection with the preclinical and clinical development of our product candidates and programs, including under agreements with contract research organizations, or CROs;
•

costs related to contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;

•

the costs of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches of our product candidates, as well as materials from other drug manufacturers for use in our trials;

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of any current or future product candidates.

Our clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up periods;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates;
•	the efficacy and safety profile of our product candidates; and
•	the number of product candidates we are developing.

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of nonclinical and clinical development activities;
•	the number and scope of nonclinical and clinical programs we decide to pursue;
•	raising necessary additional funds;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	our ability to maintain our current development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of drug substance and drug product for use in the production of our product candidates;
•	establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•	competition with other products;
•	a continued acceptable safety profile of our therapies following approval; and
•	for some of our trials, the ability to procure drugs currently approved that may be administered in combination with our product candidates.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates or programs.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and programs and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2021

The following table presents our results of operations for the three months ended September 30, 2020 and 2021:

	Three Months Ended September 30,
(in thousands)	2020	2021	Change
License revenue	$—	$—	$—
Operating expenses:
Research and development	9,913	12,680	2,767
General and administrative	1,586	5,695	4,109
Total operating expenses	11,499	18,375	6,876
Loss from operations	(11,499)	(18,375)	(6,876)
Other income (expense):
Interest income	185	118	(67)
Other income (expense), net	—	(2)	(2)
Net loss	(11,314)	(18,259)	(6,945)
Net loss attributable to noncontrolling interest	(1,456)	(909)	547
Net loss attributable to common stockholders of Cullinan	$(9,858)	$(17,350)	$(7,492)

Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2020	2021	Change
Cullinan Pearl (CLN-081)	$2,666	$3,898	$1,232
Cullinan MICA (CLN-619)	1,200	2,586	1,386
Cullinan Florentine (CLN-049)	5,014	1,183	(3,831)
Cullinan Amber (CLN-617)	96	568	472
Total Asset Subsidiaries expenses	8,976	8,235	(741)
Early stage research	628	1,128	500
Other personnel and unallocated	309	865	556
Equity-based compensation	—	2,452	2,452
Total research and development expenses	$9,913	$12,680	$2,767

Research and development expenses were $9.9 million for the three months ended September 30, 2020 compared to $12.7 million for the three months ended September 30, 2021. We separately disclosed additional details for expenses incurred in connection with the research and development activities conducted for the product candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl, and certain of our consolidated entities, as we believe they represent key portfolio value drivers.

The decrease of $0.7 million of research and development expenses of the Asset Subsidiaries was primarily related to a non-recurring license payment for CLN-049 of $0.6 million,  decrease in preclinical and chemistry, manufacturing and controls, or CMC, activity for CLN-049 of $3.1 million relating to the completion of the development and manufacturing of the drug product, offset by a net increase of $3.0 million for ongoing research and development activities for our active programs for the three months ended September 30, 2021. The increase of $3.0 million comprises of increased CMC and trial enrollment costs for CLN-081 and an increase in preclinical and CMC costs to support IND enabling activity for CLN-619 and CLN-617. The remaining increase was primarily related to equity-based compensation expense for stock options, increase in the discovery and development of early stage product candidates and increased headcount.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended September 30, 2020 compared to $5.7 million for the three months ended September 30, 2021. The increase of $4.1 million was primarily due to $2.1 million of equity-based compensation expense, $0.5 million in directors’ and officers’ liability insurance, $0.4 million for patent fees and $1.1 million for expansion of our operations in connection with becoming a public company, including increased headcount.

Other Income, Net

Other income, net was $0.2 million during the three months ended September 30, 2020 compared to $0.1 million during the three months ended September 30, 2021. The decrease was due to a lower interest rate earned on our investment balances for the three months ended September 30, 2021.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.5 million during the three months ended September 30, 2020 compared to $0.9 million during the three months ended September 30, 2021. The decrease was primarily related to fewer financing activities in our Asset Subsidiaries for the three months ended September 30, 2021. Refer to Note 7 to our unaudited financial statements for additional details.

Comparison of the Nine Months Ended September 30, 2020 and 2021

The following table presents our results of operations for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
(in thousands)	2020	2021	Change
License revenue	$—	$18,943	$18,943
Operating expenses:
Research and development	26,582	36,873	10,291
General and administrative	4,580	15,677	11,097
Total operating expenses	31,162	52,550	21,388
Loss from operations	(31,162)	(33,607)	(2,445)
Other income (expense):
Interest income	809	340	(469)
Other income (expense), net	1	(12)	(13)
Net loss	(30,352)	(33,279)	(2,927)
Net loss attributable to noncontrolling interest	(6,899)	(223)	6,676
Net loss attributable to common stockholders of Cullinan	$(23,453)	$(33,056)	$(9,603)

Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2020	2021	Change
Cullinan Pearl (CLN-081)	$5,390	$13,043	$7,653
Cullinan MICA (CLN-619)	8,560	6,056	(2,504)
Cullinan Florentine (CLN-049)	7,281	4,782	(2,499)
Cullinan Amber (CLN-617)	437	1,315	878
Total Asset Subsidiaries expenses	21,668	25,196	3,528
Early stage research	4,088	2,801	(1,287)
Other personnel and unallocated	826	2,592	1,766
Equity-based compensation	—	6,284	6,284
Total research and development expenses	$26,582	$36,873	$10,291

Research and development expenses were $26.6 million for the nine months ended September 30, 2020 compared to $36.9 million for the nine months ended September 30, 2021. The increase of $10.3 million is comprised of a net increase of $3.5 million to research and development expenses of the Asset Subsidiaries, a $6.3 million increase related to equity-based compensation expense for stock options, a $1.8 million increase due to headcount and expansion of operations, offset by a $1.3 million decrease in early stage research from the wind down of clinical trial activities for VK-2019.

The net increase of $3.5 million of research and development expenses of the Asset Subsidiaries was primarily related to an increase of $14.2 million for ongoing research and development activities for our active programs for the nine months ended September 30, 2021, offset by a non-recurring non-cash charge of $6.5 million taken in May 2020 for the asset acquisition of CLN-619 and lower preclinical and CMC costs for CLN-049 of $4.2 million. The increase of $14.2 million comprises of license revenue sharing fees and increased CMC and trial enrollment costs for CLN-081, an increase in preclinical and CMC costs to support IND enabling activity CLN-619 and CLN-617.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the nine months ended September 30, 2020 compared to $15.7 million for the nine months ended September 30, 2021. The increase of $11.1 million was primarily due to $5.9 million of equity-based compensation expense, $1.0 million in directors’ and officers’ liability insurance, $0.7 million for patent fees and $3.1 million for expansion of our operations in connection with becoming a public company, including increased headcount.

Other Income, Net

Other income, net was $0.8 million during the nine months ended September 30, 2020 compared to $0.3 million during the nine months ended September 30, 2021. The decrease of $0.5 million was primarily related to a higher interest income earned in the prior year.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest of $6.9 million during the nine months ended September 30, 2020 was primarily related to the acquisition of Cullinan MICA, compared to $0.2 million during the nine months ended September 30, 2021, which was primarily related to the allocation of net income on Pearl relating to the Zai Licensing Agreement offsetting other losses.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities. As of September 30, 2021, we had cash, cash equivalents, short-term investments and long-term investments of $445.4 million.

In January 2021, we completed our IPO and received net proceeds of $264.5 million from the offering, after deducting underwriting discounts, commissions and other offering expenses. Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, and short-term and long-term investments, will be sufficient to fund operations through 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2021

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2021
Net cash used in operating activities	$(20,336)	$(28,262)
Net cash used in investing activities	(16,860)	(317,913)
Net cash provided by financing activities	15,243	266,082
Net (decrease) increase in cash and cash equivalents	$(21,953)	$(80,093)

Cash Flow from Operating Activities

For the nine months ended September 30, 2020, operating activities used $20.3 million of cash and primarily consisted of our net loss of $30.4 million, offset by changes in net operating assets and liabilities of $2.4 million and non-cash charges of $7.7 million. Our non-cash charges of $7.7 million primarily consisted of $6.4 million relating to an IPR&D charge in connection with the acquisition of Cullinan MICA and $1.0 million of license expense in exchange for subsidiary capital stock.

For the nine months ended September 30, 2021, operating activities used $28.3 million of cash, primarily consisting of our net loss of $33.3 million and changes in net operating assets and liabilities of $9.3 million, which were offset by non-cash charges of $14.3 million. Our non-cash charges of $14.3 million primarily consisted of $12.2 million of equity-based compensation expense and $2.0 million in amortization and accretion on marketable securities.

Cash Flow from Investing Activities

For the nine months ended September 30, 2020, investing activities used $16.9 million of cash, of which $48.3 million was used for the purchase of short-term investments offset by $30.0 million received from the sales and maturities of short-term investments and $1.5 million of cash acquired as part of the asset acquisition of our MICA program.

For the nine months ended September 30, 2021, investing activities used $317.9 million of cash, of which $448.5 million was used for the purchase of short-term and long-term investments offset by $130.6 million received from the sales and maturities of short-term investments.

Cash Flow from Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $15.2 million, which consisted of $14.3 million from the issuance of common stock equivalents and $1.2 million from the issuance of noncontrolling interests, offset by $0.3 million payment of issuance costs.

For the nine months ended September 30, 2021, net cash provided by financing activities was $266.1 million, which primarily consisted of $267.3 million proceeds from the initial public offering, $0.9 million from the issuance of noncontrolling interests, $0.6 million of proceeds from stock option exercises, offset by the $2.7 million payment of deferred offering costs.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•	continue our research and development efforts and submit INDs for our product candidates and programs;
•	conduct preclinical studies and clinical trials for our current and future product candidates, including but not limited to CLN-081, CLN-049, CLN-619, CLN-617 and CLN-978;
•	take temporary precautionary measures to help minimize the risk of COVID-19 to our employees;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges;
•	develop the necessary processes, controls, and manufacturing capabilities to obtain marketing approval for our product candidates and to support manufacturing on a commercial scale;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials, if any;
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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents and short-term and long-term investments, will be sufficient to fund operations through 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results, and costs of drug discovery, laboratory testing, manufacturing and preclinical and clinical development for our current and future product candidates;
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
•

timing delays with respect to preclinical and clinical development as well as our ability to source raw materials for and/or drug supply of our current and future product candidates, including as result of the COVID-19 pandemic;

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

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending intellectual property-related claims;
•	the extent to which we acquire or in-license technologies or programs;
•	the sales price and availability of adequate third-party coverage and reimbursement for our product candidates, if and when approved; and
•	the costs of operating as a public company.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements, and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity, current ownership interests will be diluted. If we raise additional funds through government or third-party funding, collaboration agreements, strategic alliances, licensing arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
(in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease commitments	$1,689	$606	$1,083	$—	$—

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of December 31, 2020 and September 30, 2021, or in the contractual obligations table above.

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

While our significant accounting policies are described in more detail in Note 2 to our unaudited consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

We consolidate entities in which we have a direct or indirect controlling financial interest. We evaluate each of our subsidiaries to determine whether the entity represents a variable interest entity, or VIE, for which consolidation should be evaluated under the VIE model, or alternatively, if the entity is a voting interest entity, for which consolidation should be evaluated using the voting interest model. We have concluded that none of our subsidiaries is a VIE and we have consolidated each subsidiary under the voting interest model. Under the voting interest model, we consolidate the entity if it is determined 1) that we directly, or indirectly, have greater than 50% of the voting shares or other equity holders do not have substantive voting, participation, or liquidation rights, or 2) when we have a controlling financial interest through our control of the board of directors, and the significant decisions of the entity are made at the board level.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in our consolidated statements of operations is a result of our investments in our consolidated entities, which include our Asset Subsidiaries, and consists of the portion of the net loss of those consolidated entities that is not allocated to Cullinan. Changes in the amount of net loss attributable to noncontrolling interests related to these subsidiaries are directly impacted by changes in the net loss of the consolidated entity. To the extent that ownership interests in the Asset Subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value, or HLBV, method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that we and our noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Equity-based Compensation Expense

Equity-based compensation is based on the grant date fair value of all equity-based awards made to employees and non-employees and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We have elected to recognize the actual forfeitures by reducing the equity-based compensation expense in the same period as the forfeitures occur.

We estimate the fair value of the stock options using the Black-Scholes option pricing model, which requires the input of objective and subjective assumptions. Certain assumptions used, including the fair value of our common stock prior to the time of the initial public offering and stock price volatility, represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year or that the market value of our stock held by non-affiliates is less than $250.0 million. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to of our unaudited consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and  is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. In addition to our ongoing clinical trial of CLN-081, patients have been, and will likely continue to be, treated with CLN-081 under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with CLN-081, it may negatively affect perceptions of CLN-081, our other product candidates, or our business. In addition, the United States Food and Drug Administration, or the FDA, or foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of CLN-081 or potentially our other product candidates.

Our discovery, preclinical, and clinical development is focused on the development of targeted oncology and immuno-oncology product candidates for cancer patients, and our approach to the identification, discovery, and development of product candidates is novel and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to discover and develop targeted oncology and immuno-oncology product candidates for cancer patients are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for certain of our product candidates are limited to those with specific target mutations, and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations and larger classes of mutations, such as epidermal growth factor receptor, or EGFR, Exon 20 mutations, respond to our product candidates, and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation or class of mutations will be large enough to allow us to successfully obtain indications for each mutation type and to commercialize our products and achieve profitability. The FDA and other regulatory authorities may not agree with our approach to seek labeling for groups of related mutations, rather than individual mutations, and may require us to conduct additional trials and obtain separate approvals for each individual mutation, which may further affect our ability to successfully commercialize our products, if approved. In addition, even if our approach is successful in showing clinical benefit for tumors harboring certain targeted mutations, we may never successfully identify additional oncogenic mutations. Therefore, we do not know if our approach of treating patients with targeted oncology and immuno-oncology therapies will be successful, and if our approach is unsuccessful, our business will suffer.

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

Given our limited experience in developing and commercializing diagnostics, we may rely on third parties for the design, development, and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics. We and our future collaborators also may encounter difficulties in developing, obtaining regulatory approval for, manufacturing, and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, the development of these product candidates may be adversely affected or these therapeutic product candidates may not obtain marketing approval or such approval may be delayed, and we may not realize the full commercial potential of any of these product candidates that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue developing, selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

We may experience delays in initiating or completing preclinical studies or clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future investigational new drug applications, or INDs. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or terminate our trials, or delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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

We are early in our development efforts and are substantially dependent on our lead targeted oncology product candidate, CLN-081, and our most advanced product candidates, CLN-049 and CLN-619. If we are unable to advance CLN-081, CLN-049, or CLN-619, or any of our other product candidates through clinical development, or to obtain regulatory approval and ultimately commercialize CLN-081, CLN-049, or CLN-619, or any of our other product candidates, either by ourselves or with or by third parties or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. Our lead targeted oncology program, CLN-081, is in a Phase 1/2a clinical trial. We submitted INDs to the FDA for our most advanced programs, CLN-049 and CLN-619, which both became effective in June 2021. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of CLN-081, CLN-049, and CLN-619, and one or more of our other product candidates, if approved. The success of our product candidates will depend on several factors, including the following:

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
•

positive results from our preclinical data and clinical trials that support a demonstration of safety and effectiveness and an acceptable risk-benefit profile for our product candidates that are satisfactory to the FDA or any foreign regulatory authority for marketing approval in the intended population;

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of CLN-081, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. In addition, our ability to enroll patients has been delayed and may continue to be significantly delayed by the evolving COVID-19 pandemic.

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

We are evaluating CLN-081 in a Phase 1/2a trial that includes centers located inside and outside of the United States. We may also in the future choose to conduct one or more additional clinical trials outside the United States, including in Europe and Australia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. If data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice, and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. We would need to conduct additional trials if the FDA or any comparable foreign regulatory authority does not accept data from trials conducted outside of the United States or the applicable foreign jurisdiction, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the United States or any such foreign jurisdiction.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We are still in the early stages of development of our product candidates. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through the sale of equity securities.

We have incurred significant net losses in each period since we began substantive operations in September 2017. As of September 30, 2021, we had an accumulated deficit of $126.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•	continue our research and development efforts and submit INDs for our product candidates and programs;
•	conduct preclinical studies and clinical trials for our current and future product candidates, including but not limited to CLN-081, CLN-049, CLN-619, CLN-617 and CLN-978;
•	take temporary measures to help minimize the risk of COVID-19 to our employees;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges;
•	develop the necessary processes, controls, and manufacturing capabilities to obtain marketing approval for our product candidates and to support manufacturing on a commercial scale;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials, if any;
•

hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, general and administrative, commercial, and scientific personnel

•	develop, maintain, expand, and protect our intellectual property portfolio; and
•	transition our organization to being as a public company.

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

Our ability to become profitable depends upon our ability to generate revenue. In the first quarter of 2021, we recognized $18.9 million of license revenue from license agreement with Zai Lab Shanghai Company, Limited. To date, we have not generated any other license or collaboration revenue or any sales from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-081 in clinical development and expect to advance CLN-049 and CLN-619 into clinical development in 2021, but most of our product candidates are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Except for CLN-081, we have not yet administered our current product candidates in humans and, as such, we face significant translational risk as our preclinical product candidates advance to the clinical stage, if ever, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. For example, Cullinan Apollo, our oral small molecule targeting EBNA1, was terminated due to a lack of translation of compelling preclinical pharmacodynamic effect and antitumor activity into patients. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	our ability to complete IND-enabling studies and successfully submit INDs or comparable applications for our product candidates, including CLN-617 and CLN-978;
•

whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

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

We had cash, cash equivalents, short-term investments and long-term investments of $445.4 million as of September 30, 2021. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations through 2024. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results, and costs of drug discovery, laboratory testing, manufacturing and preclinical and clinical development for our current and future product candidates;
•	the extent to which we enter into additional collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;
•	our ability to establish additional discovery collaborations on favorable terms, if at all;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval;
•

revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval, or from licensing or collaboration agreements pursuant to which we may receive milestone, royalty, or other revenue from third parties developing or commercializing our product candidates; and

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

We have also entered into investor rights and voting agreements with third-party investors, which may delay or impact our ability to sell our equity interests in or the assets of our partially-owned subsidiaries. For example, we would need to comply with certain notice and other provisions, such as a drag-along provision in the event of sale of the subsidiary, which may delay or prevent a specific transaction or make transacting with our subsidiaries and us less attractive to third parties. As of September 30, 2021, on a fully-diluted basis, we owned 80% of Cullinan Pearl, 92% of Cullinan Amber, 95% of Cullinan Florentine and 45% of Cullinan MICA.

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

We currently own the majority of the fully-diluted shares outstanding of Cullinan Pearl, Cullinan Florentine, and Cullinan Amber. Our ownership in Cullinan MICA, which owns intellectual property related to CLN-619, represents 88.5% of Cullinan MICA’s Series A Senior Preferred Stock, but approximately 45% of its fully-diluted common stock equivalent outstanding as of September 30, 2021. However, we currently can designate three of the five directors of the company and have control over certain corporate actions such as the acquisition of Cullinan MICA by any other corporation or entity, through our majority ownership of the Series A Senior Preferred Stock. Further, we will maintain our Series A Senior Preferred Stock ownership percentage by participating in future closings of the Series A financing.

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

As of September 30, 2021, we had 33 full-time employees upon which we rely for various administrative, research and development, and other support services shared among our other operating subsidiaries. We also have three consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, and the management of financial, accounting, and reporting matters. Given that our employees and management are primarily incentivized at the parent company level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Certain of our officers are also directors and/or officers of one or more of our subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both a director of one of our subsidiaries and a director of Cullinan owes fiduciary duties to the subsidiary and to the Company as a whole, and such individual may encounter circumstances in which his or her decision or action may benefit the subsidiary while having a detrimental impact on the Company, or vice versa, or on another subsidiary, including one for which he or she also serves as a director. Further, our officers and directors who are also officers and directors of our subsidiaries will need to allocate his or her time to responsibilities owed to Cullinan and each of the subsidiaries for which he or she serves as an officer or director, and will make decisions on behalf of one entity that may negatively impact others. In addition, while most of our subsidiaries have waived any interest or expectation of corporate opportunities that is presented to, or acquired, created or developed by, or which otherwise comes into possession of any director or officer who is also a director or officer of Cullinan disputes could arise between us and our subsidiary’s partners regarding a conflict of interest. These partners also may disagree with the amount and quality of resources that our officers and employees devote to the subsidiary they are invested in. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.

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

In addition, although our product candidates differ in certain ways from other precision medicine or immuno-oncology medicine approaches, serious adverse events or deaths in other clinical trials involving precision medicines, even if not ultimately attributable to our product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

Even if our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

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

If our product candidates, including CLN-081, CLN-049, and CLN-619, are approved for their currently proposed target indication, they will likely compete with the competitor products mentioned above and with other products that are currently in development. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. If our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates, we could see a reduction or elimination in our commercial opportunity. For additional information regarding our competition, see the section of our Annual Report on Form 10-K for the year ending December 31, 2020 filed with the SEC on March 30, 2021 titled “Business—Competition.”

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

United States federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or the BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent unless additional Congressional action is taken. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions are suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

In 2020, former President Trump signed four Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit for approval importation plans for certain prescription drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  The MFN Model regulations mandate participation by identified Part B providers and would have applied to all United States and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, 2020 the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the United States District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of product candidates we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Of the large number of product candidates in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations, and prospects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis after foreign and domestic inspections of facilities were largely placed on hold due to the COVID-19 pandemic. The FDA has developed a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Compliance with United States and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with United States and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

Additionally, we cannot be certain that the claims in our patent applications covering composition of matter of our product candidates or technology will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any issued patents we may own or in-license will be considered patentable by courts in the United States or foreign countries.

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

In addition, licensing agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, under the Taiho Agreement, while Cullinan Pearl is not obligated to enter into a transaction with Taiho, the right of negotiation could delay a potential sale or adversely impact our ability to attract a partner or acquirer and could negatively impact prospects for a larger company to acquire Cullinan Pearl or its assets or enter into a collaboration or licensing transaction that would benefit us. In addition, Cullinan Florentine and Cullinan Amber will also owe licensors a success fee in the event of a sale or other disposition of the majority of its assets. These fees will reduce the net proceeds we receive from any such sale or disposition of assets.

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

The intellectual property landscape around precision medicine is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability, or the ability of our third parties, to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review, and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

We may choose to challenge the patentability of claims in a third party’s United States patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our owned or in-licensed patents or patent applications. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the EPO or similar proceedings in other foreign patent offices, where our foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

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

If we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our owned or in-licensed patents or patent applications in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents or patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. Recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the United States Supreme Court held that certain claims to DNA molecules are not patentable. Any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce any rights we may have in our patent applications or any patents we may own or in-license.

Recent or future patent reform legislation could also increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we may own or in-license. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law, which includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, establish a new post-grant review system and switch the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patent applications or any patents we may own or in-license. These changes also allow third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. An adverse determination in any such proceeding could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in the inability to manufacture or commercialize products without infringing third-party patent rights. Accordingly, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We may not be able to pursue generic coverage of our product candidates outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and in jurisdictions where we do not have any issued patents or our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more United States patents we may own or in-license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.

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
•

others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our product candidates or to our technology or aspects of our technology but that are not covered by the claims of any patents we may own or in-license, should any patents issue;

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

We negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of our preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we relied entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good manufacturing, clinical, laboratory practices, or GxPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GxPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GxP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GxP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under GxP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may delay ongoing or planned clinical trials or require us to repeat clinical trials, which would delay the regulatory approval process. Failure by us or by third parties we engage to comply with regulatory requirements can also result in fines, adverse publicity, and civil and criminal sanctions. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Additionally, we do not directly control the manufacturing facilities where our product candidates are made, and we must depend on CMOs to make our product candidates according to standards for quality and reliability. We do not own any manufacturing facilities or equipment and do not employ any manufacturing personnel. We cannot assure you that we will be able to obtain qualified contract manufacturing services on reasonable terms. If any CMO with whom we contract fails to perform its obligations or has challenges sourcing raw materials, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability or bridging study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to advance clinical trials or otherwise develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently, which may increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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
•

collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Risks Related to Managing Growth and Employee Matters

The novel coronavirus, COVID-19, has and may continue to adversely impact our business, including our preclinical studies and clinical trials and our ability to source drug supply.

In December 2019, a novel strain of the coronavirus, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. As a result of the COVID-19 pandemic, we have experienced delays in our clinical and preclinical development activities, including our ability to enroll and retain patients in our ongoing clinical trials, and we could continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	further delays or difficulties in enrolling and retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
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

Additionally, three vaccines for COVID-19 were first granted Emergency Use Authorization by the FDA in late 2020 and early 2021, with one of the vaccines subsequently receiving FDA approval in August 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We conduct our operations at our facilities in Cambridge, Massachusetts. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Changes to United States immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not United States citizens.

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options to our employees, directors, and consultants. The number of shares of our common stock reserved for issuance under the 2021 Stock Option and Incentive Plan, or the 2021 Plan, will automatically increase on January 1, 2022 and will automatically increase each January 1 thereafter by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year under the 2021 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall. Additionally, the number of shares of our common stock reserved for issuance under the 2021 Employee Stock Purchase Plan, or ESPP, will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 833,330 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31, or such lesser number of shares as determined by our compensation committee. Unless our compensation committee elects not to increase the number of shares available for future grant each year under the ESPP, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 49.6% of our voting stock deemed to be outstanding as of September 30, 2021. These stockholders have the ability to influence us through their ownership position. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of scaled disclosures available to smaller reporting companies until the fiscal year following the determination that either (i) the market value of our voting and nonvoting common stock held by non-affiliates is greater than $700. 0 million, as measured on the last business day of the most recently completed second fiscal quarter, or (ii) the market value of our voting and nonvoting common stock held by non-affiliates, as measured on the last business day of our most recently completed second fiscal quarter, is less than $700.0 million but greater than $250.0 million and our annual revenues during our most recently completed fiscal year are greater than $100.0 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as the Company is incorporated in the State of Delaware. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the United States federal securities laws and the rules and regulations thereunder.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

**

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cullinan Oncology, Inc.

Date: November 9, 2021	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)