Form 10-K
period 2021-12-31
Cullinan Oncology, Inc.
filed 2022-03-17
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2021 was $717,444,028 based on the closing price of the Registrant's shares of common stock on the Nasdaq Global Select Market on such date.

The number of shares of the Registrant’s common stock outstanding as of March 1, 2022 was 44,608,613.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the size and growth potential of the markets for oncology diseases and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. No forward-looking statement is a guarantee of future performance.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

•
We are early in our development efforts and are substantially dependent on our lead product candidates, CLN-081, CLN-049 and CLN-619. If we are unable to advance these or any of our other product candidates through clinical development, or to obtain regulatory approval and ultimately commercialize any such product candidates, either by ourselves or with or by third parties or if we experience significant delays in doing so, our business will be materially harmed.
•
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates, and ultimately delay or prevent regulatory approval.
•
Interim, “topline” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.
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
•
Our reliance on a central team consisting of a limited number of employees presents operational challenges that may adversely affect our business.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
If we are unable to obtain and maintain patent and other intellectual property protection for our current and future product candidates and technology, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize CLN-081, CLN-049 and CLN-619, or any other product candidates or technology may be adversely affected.
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
•
COVID-19 has and may continue to adversely impact our business, including our preclinical studies and clinical trials and our ability to source drug supply.

•
We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on developing a diversified pipeline of targeted therapeutic candidates across multiple modalities in order to bring important medicines to cancer patients. Our strategy is to source innovation through both internal discovery efforts and external collaborations, focusing on advanced stage assets with novel technology platforms and differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for anti-tumor activity as a single agent as well as its ability to generate an immune system response or to inhibit oncogenic drivers. Using this strategy, we have efficiently developed or in-licensed a portfolio of product candidates that currently includes eight distinct programs.

Our pipeline currently includes three clinical-stage candidates and five preclinical programs. We are evaluating our lead candidate, CLN-081, in a Phase 1/2a trial in patients with non-small cell lung cancer, or NSCLC, harboring epidermal growth factor receptor, or EGFR, exon 20 insertion mutations who have previously received platinum-based chemotherapy. In December 2021, we presented efficacy and safety data from this trial that we believe supports CLN-081’s differentiated clinical profile. In January 2022, we announced that the U.S. Food and Drug Administration, or the FDA, granted CLN-081 Breakthrough Therapy Designation, or BTD. Our two other clinical stage programs include CLN-049, a bispecific T cell-engaging antibody targeting FLT3 and CD3 that is in an ongoing clinical trial for patients with relapsed or refractory acute myeloid leukemia, or r/r AML; and CLN-619, a monoclonal antibody that stabilizes a unique tumor cell surface target, MICA/MICB, to promote an antitumor response via activation of both natural killer (NK) cells and certain T cells. CLN-619 is in an ongoing clinical trial for patients with advanced solid tumors. Both CLN-049 and CLN-619 demonstrated compelling antitumor activity preclinically in multiple in vivo models and we believe that both programs have first-in-class potential. Our preclinical pipeline includes two programs in investigational new drug application, or IND, enabling studies, CLN-617 and CLN-978, and three programs in research.

In order to advance and grow our portfolio, we adhere to our Cullinan Oncology approach, which is guided by the following core elements:

•
Platform technology diversification to mitigate overall risk and maximize optionality
•
Capital allocation strategy based on risk-adjusted potential, including staged funding to pre-specified scientific and clinical results
•
Internal development capabilities complemented by external business development
•
Disciplined asset evaluation and selection with emphasis on structural and mechanistic differentiation; and
•
Focus on translational medicine and product candidates with in vivo single agent activity.

Our Pipeline

Our pipeline includes oncology product candidates and programs that are intentionally diversified by mechanism, technology platform, modality and stage of development. We rigorously assess each of our programs to justify continued investment and determine proper capital allocation. When certain programs do not meet our de-risking criteria for advancement, we terminate those programs and preserve our capital and resources to invest in programs with greater potential. As a result, our pipeline will continue to be dynamic.

We believe that each program candidate has differentiating design features or mechanisms of action, as well as first- and/or best-in-class potential. We currently hold worldwide development and commercialization rights to each of our product candidates, except for CLN-081, where Japan and Greater China rights have been partnered. Our current pipeline is summarized in the diagram below:

Program (Subsidiary/Project) Modality / MOA	Discovery / Lead Optimization	IND-Enabling	Phase 1	Phase 2	Pivotal
CLN-081 (Pearl) EGFR ex20 inhibitor	NSCLC with EGFR exon 20 insertion mutations				
CLN-049 (Florentine) FLT3 x CD3 bispecific	R/R AML				
CLN-619 (MICA) Anti-MICA/B IgG1	Pan-cancer				
CLN-617 (Amber) Collagen-binding IL12-IL2 fusion protein	Pan-cancer				
CLN-978 (NexGem) CD19 X CD3 X HSA trispecific	B-cell ALL, NHL				
Jade TCR-based therapy targeting a senescence and cancer-related protein pMHC complex	HPV+/RB-				
Opal PD-1 x CD137L fusion protein	Pan-cancer				
HPK1 Potentially first-in-class protein degrader	Pan-cancer

Our Strategy

We are advancing a broad and deep pipeline of targeted oncology product candidates, including multiple clinical stage programs, that span a range of cancer indications and diverse technology platforms. Our focused approach is to select and advance molecules with first- and/or best-in-class potential that activate the immune system or target key oncogenic drivers and have the promise of single agent efficacy. The key elements of our strategy are to:

•
Build a pipeline of differentiated oncology product candidates that are diversified by mechanism, therapeutic approach, modality and stage of development. We seek to mitigate risk by maintaining a diversified portfolio of uncorrelated product candidates and programs, and by intentionally carrying a portfolio mix such that some programs are directed toward novel targets, while others focus on more validated pathways. For the latter programs, we seek drug candidates with mechanisms or formats that we believe will be responsible for differentiating tolerability, ease of administration, efficacy or a combination thereof. Importantly, before we advance a product candidate into clinical development, we evaluate its ability to generate an immune system response or to inhibit oncogenic drivers as a single agent in vivo.
•
Expand our pipeline through research collaborations, business development, and internally designed programs. Our founders and management team are leaders in oncology drug discovery, clinical development and business development and commercial operations. Their proven track records and longstanding relationships in the life sciences industry provide us with access to ideas and assets from around the world. In addition, their experiences and deep understanding of molecular oncology and cancer immunotherapy also enable us to translate novel concepts into internally designed product candidates. We are actively evaluating external collaboration and in-licensing opportunities as well as internal development opportunities to continue to expand our pipeline.

•
Advance our lead product candidate, CLN-081, toward potential regulatory approval for the targeted treatment of NSCLC patients with EGFRex20ins mutations. As of December 2021, we had enrolled 73 patients across five dosing levels in our ongoing Phase 1/2a trial. We intend to leverage CLN-081’s BTD to support our ongoing discussions with the FDA and to provide a CLN-081 regulatory update by the end of the first quarter of 2022.
•
Establish clinical proof-of-concept for CLN-049 and CLN-619 in patients with hematological malignancies and solid tumors, respectively. Both CLN-049 and CLN-619 have strong potential for clinical differentiation. CLN-049’s target, FLT3, is expressed frequently on AML cells and leukemic blasts but minimally on healthy blood cells, which differentiates FLT3 from other tumor surface antigens identified in AML, such as CD33 and CD123. Furthermore, by targeting extracellular FLT3, regardless of mutant or wild type status, we believe CLN-049 has the potential to reach a broader patient population than existing small molecule FLT3 kinase inhibitors acting on the intracellular domain, which are limited to a subset of approximately 25% of AML patients with FLT3 mutations. CLN-619’s target, MICA/B, is expressed by a broad range of tumor types across both solid tumors and hematological malignancies. Furthermore, the MICA/B receptor, NKG2D, is expressed in both innate and adaptive effector cell populations. Finally, CLN-619 facilitates an antitumor immune response through multiple modes of action, including inhibition of MICA/B shedding, ADCC mediation, enhancement of NKG2D receptor binding, and prevention of decoy NKG2D by shed MICA/B. We intend to provide a clinical update on both programs by mid 2023.
•
Continue to advance and evolve our pipeline with a goal of advancing one product candidate into the clinic and one program into IND-enabling studies each year. In addition to our three clinical stage product candidates, we have five additional preclinical programs that are designed with the goal of addressing limitations of approved oncology therapies. For example, we believe CLN-617 is the only single agent immunotherapy in development combining IL-2 and IL-12 with a collagen-binding domain to enhance retention of cytokines within the tumor microenvironment. Another of our research programs, CLN-978, is a half-life extended, humanized, single-chain T cell engaging antibody that we believe has the potential to improve on some of the shortcomings of the approved CD3/CD19 bispecific T cell engager, blinatumomab, and to compete with CD19-targeted CAR-T cell therapies. We expect to submit INDs for CLN-617 and CLN-978 by the end of the first half of 2023.
•
Evaluate strategic opportunities to accelerate development timelines and maximize the value of our portfolio. We intend to maximize the value for each of our programs by opportunistically leveraging the existing infrastructure of other companies or internally pursuing later-stages of development and commercialization. Our subsidiaries hold the worldwide rights to our product candidates, except for CLN-081. Our licensor, Taiho Pharmaceutical Co., Ltd., or Taiho Pharma, retains rights in Japan and we sublicensed Greater China rights to Zai Lab (Shanghai) Co., Ltd., or Zai Lab. Our business model provides us with the flexibility to efficiently pursue various types of transactions and collaborations with third parties at the subsidiary level. It also enables us to preserve resources for continued internal investment upon successful achievements of development milestones. We have made and will continue to make decisions regarding each of our subsidiaries and programs with the overarching aim of maximizing both patient benefit and shareholder value.

Our Structure

We have historically established distinct subsidiaries for externally sourced programs to execute our strategy of building a diversified oncology company in a capital efficient manner. Our holding company, Cullinan Oncology, Inc., or Cullinan, provides all capital, human resources, and other services to each subsidiary via a shared services agreement. Each subsidiary holds the exclusive rights to intellectual property, or IP, for any of our product candidates and programs that was sourced externally. This structure enables us to keep licensors economically incentivized at the program level through our ability to offer equity and access to potential cash milestones and royalty payments. Further, because each subsidiary is a separate legal entity that holds all of the assets related to the development candidate, including the relevant intellectual property, and has no employees, fixed assets, or overhead costs, we have flexibility both to raise capital at either the parent or subsidiary level and to pursue subsidiary-level licenses or stock sales.

In the figure below, we have listed each subsidiary’s product candidate as well as any relevant licensors or shareholders. Cullinan’s ownership, as of December 31, 2021, as a percentage of fully-diluted shares outstanding is listed below
.

Our Structure

Note: The Company owned 45% of Cullinan MICA as of December 31, 2021.

The structure of our financing arrangements with each subsidiary enables us to increase our economic ownership when we provide additional capital. Further information about our subsidiaries, including ownership and governance, is included in the “Management’s Discussion and Analysis” section of this Annual Report.

Our structure was designed to (i) enhance operational efficiency, (ii) maintain an optimal cost structure, (iii) attract leading collaborators and licensors and (iv) promote asset flexibility, as further described below.

•
Enhance operational efficiency: We centralize all employees and services at our holding company and allocate resources to subsidiaries as needed. We empower managers to access these resources and make program-level decisions in order to increase productivity and speed. We believe this model enables a flexible organizational structure that can achieve scale through the addition of programs without increasing burdensome bureaucracy or redundant infrastructure.
•
Maintain an optimal cost structure: We have a relatively small number of employees and have built a network of trusted external service providers, choosing to leverage their infrastructure and expertise as needed instead of embarking on capital-intensive lab, manufacturing and equipment expenditures. As of December 31, 2021, we had 31 full time employees and three consultants working on eight active programs. By reducing overhead costs, we believe we can increase the likelihood that we can generate a return on invested capital.
•
Attract leading collaborators and licensors: Each of our subsidiaries has its own capitalization and governance, enabling us to keep collaborators and licensors economically incentivized at the program level. We believe that the experienced leadership team and shared services at our holding company differentiate us from other potential licensees.
•
Promote asset flexibility: Each subsidiary holds the relevant intellectual property of its product candidates or programs and has none of its own employees, fixed assets, or overhead costs. This allows us to efficiently pursue various subsidiary-level transactions, such as stock or asset sales, licensing transactions, strategic partnerships, co-development arrangements, or spin-outs. It also provides us with the flexibility to terminate programs with minimal costs if results do not meet our de-risking criteria for advancement.

Our Programs

CLN-081

Our lead product candidate, CLN-081, is an orally available small molecule designed as a next generation, irreversible EGFR inhibitor in development for the treatment of NSCLC patients harboring EGFR exon 20 insertion mutations. In January 2022, we announced that the FDA granted Breakthrough Therapy Designation to CLN-081. The molecule was designed with a unique chemical scaffold to bind to the active site exon 20 insertion mutant EGFR, inhibiting mutant activity while sparing wild type EGFR activity. In preclinical studies, CLN-081 demonstrated high selectivity for cells with EGFR exon 20 insertion mutations, while relatively sparing cells expressing wild type EGFR. CLN-081 displayed potent antitumor activity in in vitro and in vivo models of exon 20 insertion mutant EGFR NSCLC.

We licensed worldwide rights, excluding Japan, to CLN-081 from Taiho Pharma in 2018 and initiated a Phase 1/2a dose escalation and expansion trial in previously treated, adult NSCLC patients with EGFRex20ins mutations. In December 2021, we provided a clinical update that included safety and efficacy data from 73 evaluable patients enrolled across five dose levels, ranging from 30 to 150mg BID. At the 100mg BID dose, we observed the following efficacy highlights:

•
14 of 36 (39%) response evaluable patients achieved a confirmed partial response.
•
35 of 36 (97%) response evaluable patients achieved a best response of partial response or stable disease.
•
The estimated median duration of response was greater than 15 months and an estimated median progression free survival that was 12 months in the initial cohort of phase 1 patients (n=13); follow-up is ongoing for the patients enrolled in the Phase 2a cohort (n=23).

We also observed a favorable safety and tolerability profile at the 100mg BID dose level, as evidenced by the lack of Grade 3 or greater treatment-related adverse events, or TRAEs, of rash or diarrhea, which are associated with EGFR TKIs therapies. EGFR-associated TRAEs have been manageable with conventional supportive care, and the implementation of systematic GI prophylaxis has not been required. As seen with other EGFR TKIs, a case of Grade 3 treatment-related pneumonitis has been observed at the 100mg BID dose, although the patient had recently undergone treatment with checkpoint inhibitor therapy and had a concurrent presence of a significant hydropneumothorax, not related to treatment, in the contralateral lung. We believe that the totality of CLN-081’s data at the 100mg BID dose reflects its differentiated clinical profile.

We sublicensed CLN-081 development rights in Greater China to Zai Lab in exchange for an upfront fee, milestones and royalties. The licensing agreement provided Zai Lab with an exclusive license to research, develop, commercialize and manufacture CLN-081 and products which contain CLN-081 in Greater China. See the section of this Annual Report titled “Business - License Agreements — Zai License Agreement” for more information.

Background on NSCLC and EGFR mutations

Lung cancer is by far the leading cause of cancer deaths among both men and women, comprising almost 25% of all cancer deaths. Each year, more people die of lung cancer than of colon, breast, and prostate cancers combined. The American Cancer Society estimated that, in 2022, there will be approximately 236,740 new cases of lung cancer and approximately 130,180 deaths from lung cancer in the United States. The most common subtype of lung cancer is NSCLC, which represents approximately 80% to 85% of all lung cancers.

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

Exon 20 insertions, which account for 7% to 13% of all EGFR mutations in NSCLC patients, are the most prevalent after the classical EGFR mutations. We estimate an incidence of approximately 2,000 to 5,000 NSCLC patients in the U.S. and approximately 1,000 to 3,000 patients in France, Germany, Italy, Spain, and the United Kingdom with EGFRex20ins mutations. Preclinical studies have shown that exon 20 insertions, as well as classical EGFR mutations, have the characteristics of oncogenic driver mutations, which are responsible for both tumorigenesis and the progression of cancer. However, in contrast to classical EGFR mutations, exon 20 insertions do not sensitize the kinase domain to treatment with approved EGFR inhibitors.

Currently, there are two targeted therapies with accelerated approval for NSCLC patients with EGFRex20ins mutations whose disease has progressed on or after platinum-based chemotherapy: amivantamab-vmjw (Rybrevant) and mobocertinib (Exkivity). Despite these accelerated approvals, we believe significant unmet need remains for NSCLC patients with EGFRex20ins mutations. Specifically, we believe there is an opportunity for an oral therapy with strong selectivity for mutant vs. wild type EGFR, which could potentially lead to an improved safety and tolerability profile, especially with respect to treatment related adverse events such as rash, diarrhea, and infusion site reactions, as well as cardiovascular events.

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

The selectivity index of CLN-081 versus competing EGFR inhibitors was evaluated in vitro as measured by the ratio of the half-maximal growth inhibition, or IC50, value of cells expressing wild type EGFR versus cells expressing exon 20 insertion mutant EGFR. As shown below, CLN-081 demonstrated the highest selectivity index among a panel of EGFR targeted therapies, suggesting that CLN-081 may be capable of achieving clinically relevant inhibition of EGFR with exon 20 insertion mutations with relative sparing of wild type EGFR.

CLN-081 Demonstrated Superior Selectivity

Across Multiple EGFRex20ins Mutations

Preclinical Data

Multiple preclinical studies, including IND-enabling studies, of CLN-081 have been completed, which supported the submission and acceptance of our IND by the FDA in the second quarter of 2019. In vivo activity of CLN-081 was evaluated in multiple EGFRex20ins mutation-driven tumor models, including three of the most common insertion mutations as shown in the figure below. In all three mouse models, doses of 200 milligrams per kilogram, or mpk, of CLN-081 achieved persistent tumor regression with no body weight loss over five percent. In comparison, 20mpk of afatinib induced only modest tumor growth inhibition in these models. The results of these common insertion mutation models are summarized below.

Tumor Reduction Observed in Mice With CLN-081 Treatment vs. Afatinib or Vehicle in Multiple EGFRex20ins Mutant NSCLC Models

NCI-H1975 xenograft (EGFR D770 N771insSVD)	NIH/3T3 allografts (EGFR H773 V774insNPH)	Lung cancer PDX (EGFR V769 D770insASV)

In another preclinical study, the antitumor activity and impact on body weight of CLN-081 was compared to that of poziotinib, which, at the time, was the most advanced EGFRex20ins inhibitor in clinical development. Antitumor activity and body weight change were measured in mice bearing a xenografts tumor as shown below. Comparable tumor growth suppression was observed in the mice treated with 1mpk of poziotinib as those treated with 100mpk of CLN-081. Notably, poziotinib treatment led to body weight loss in all mice. In contrast, mice treated with CLN-081 with doses up to 200mpk showed no significant body weight loss. We believe these results illustrate the potential selectivity and potential therapeutic window for CLN-081.

CLN-081 Inhibited Tumor Growth and Avoided Weight Loss in NSCLC with EGFRex20ins Mutations

NCI-H1975 xenograft (EGFR D770 N771insSVD)	Corresponding body-weight change in mice

Clinical Development

We initiated our ongoing Phase 1/2a trial of CLN-081 in the fourth quarter of 2019. This first-in-human, open-label, multi-center trial is designed to evaluate the safety and tolerability, pharmacokinetics, pharmacodynamics, and preliminary efficacy of CLN-081 in adult NSCLC patients with EGFRex20ins mutations. The trial included two major components: dose escalation and cohort expansion. Dose escalation began with a single patient accelerated titration design, and transitioned to 3+3 decision rules upon the first occurrence of a Grade 2 or greater TRAE, which occurred at the 100 mg BID dose level. This trial had a flexible, adaptive design that allowed for further expansion of any given cohort at the discretion of the Sponsor gated by acceptable safety and pre-specified efficacy criteria. Cohorts could be expanded to 6, then 13, then 36 patients gated by these criteria. We expanded cohorts at the 65, 100, and the 150 mg BID dose levels, including enrollment up to the maximum of 36 patients at the 100 mg BID dose level which has been completed. Although we expanded enrollment at 150 mg BID dose level, we subsequently discontinued enrollment after 11 patients had been enrolled, based on assessment of the overall clinical profile at this dose level. We have enrolled patients across sites in the U.S., the Netherlands, Singapore, Hong Kong, and Taiwan, and we plan to initiate additional sites, including in China.

As of December 2021, 73 patients across five dose escalation cohorts, including cohorts at 30, 45, 65, 100, and 150 mg BID dose levels, received at least one dose of CLN-081. The patient population in our trial is heavily pre-treated, with a median of two prior systemic therapies and 66% of patients having received two or more prior therapies at study entry (i.e. 3rd line of therapy or greater). Further, 37% of patients have received prior treatment with an EGFR inhibitor, including 5% that have received prior treatment with poziotinib or Exkivity, that target Exon20ins mutations. Over half (53%) of the patients received prior treatment with a checkpoint inhibitor.

Safety and Pharmacokinetic Data

The following table provides a summary of treatment related safety and tolerability events, including rash and diarrhea, which are toxicities related to inhibition of WT EGFR, as well as laboratory abnormalities including anemia and transaminase elevations across the 100 mg and 150 mg BID dose levels for comparison, as well as the overall safety population in our ongoing Phase 1/2a trial. We believe that this safety and tolerability profile compares favorably to other EGFR exon 20 inhibitors, in particular with respect to the incidence and severity of diarrhea.

In the 39 safety evaluable patients who have been treated at the dose of 100 mg BID, no patients have experienced Grade 3 or greater treatment related rash or diarrhea. At this dose level, 72% and 34% of patients have experienced treatment-related rash and diarrhea, respectively, of either Grade 1 or 2 severity; however, the ratio of patients who experience Grade 1 versus Grade 2 events is approximately 3:1 for both rash and diarrhea. Both events have been manageable with conventional supportive care, and implementation of systematic GI prophylaxis has not been required for diarrhea management. As has been seen with other EGFR TKI, a case of G3 treatment-related pneumonitis has been observed at this dose, although the patient had recent treatment with checkpoint inhibitor therapy and the concurrent presence of a significant hydropneumothorax, not related to treatment, in the contralateral lung.

Key observations in 11 safety evaluable patients at the 150 mg BID dose level included treatment-related Grade 3 diarrhea in two patients, Grade 3 rash in one patient, and two patients with Grade 3 and Grade 4 transaminitis. In addition, one patient who was off treatment with CLN-081 for more than three weeks because of progressive disease was reported as having G3 treatment-related pneumonitis; the patient had a concurrent Pneumocystis jiroveci infection. In addition, an increase in rates of dose reduction and dose discontinuation were observed among patients treated at the 150 mg BID compared to the 100 mg BID dose level. These observations informed our decision to discontinue further enrollment of patients at 150 mg BID, after 11 patients.

Preliminary pharmacokinetic, or PK, data demonstrated a near dose-dependent trend in exposure, as measured by unbound area under the curve, or AUC, and Cmax values. Furthermore, the target unbound AUC required to achieve tumor regression in preclinical studies was reached starting at the initial dose of 30 mg BID. Notable features of the CLN-081 PK profile include sustained PK exposure over GI50 for EGFRex20ins mutations for eight hours post dose, limited interpatient heterogeneity and limited exposure above the GI50 for WT EGFR at doses at or below 100 mg BID. Consistent with the clinical safety profile at 100 mg BID dose compared with the 150 mg BID dose, at the 150mg BID dose, we observed CLN-081 concentrations above WT EGFR GI50 ratios for approximately four hours.

Efficacy Data

The following table summarizes best response characteristics for response-evaluable patients treated at the 100 mg BID (N=36) and 150 mg BID (N=11) BID dose levels as well as the overall population across dose levels in aggregate (N=70) as of a December 13, 2021 data cutoff. Among patients treated at 100 mg BID at the data cutoff, 14 patients achieved a confirmed response, indicating a 39% confirmed overall response rate (cORR). This cORR was higher than the 27% cORR among 11 patients at the 150mg BID dose cohort. At the 100mg BID dose cohort, 35 of 36 (97%) patients experienced a best response of stable disease or partial response, including confirmed or unconfirmed responses.

Below are additional efficacy analyses for the 36 patients treated at the 100mg BID dose cohort, including a swimmer’s chart (A), a waterfall chart with percentage best change from baseline (B), and a spider plot with percentage change in target lesions over time (C). We have also included estimated response duration and progression free survival from patients treated in the Phase 1 cohort (n=13) at 100mg BID (D). Patients in the trial have their initial tumor imaging performed after approximately six weeks of treatment, and then every nine weeks thereafter. Based on these analyses, we believe that CLN-081 has shown substantial antitumor activity with broad EGFR exon 20 variant coverage; a rapid onset of action; and encouraging response quality as measured by duration of response and progression-free survival.

(A) Preliminary Efficacy Results from Ongoing Phase 1/2a Trial of CLN-081

100mg BID Cohort: Duration of Treatment (Months)
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19
Exon 20 Mutation
N771delinsGY
Pending NGS
D770_N771insSVD
D770_N771insSVD
D770_N771insY
Pending NGS
D770_N771insSVD
D770_N771insG
D770_N771insSVD
V769_D770InsASV
V769_D770InsASV
V769_D770InsASV
V769_D770insASV
D770_N771insSVD
V769_D770insASV
D770delinsGY
Pending NGS
H773_V774insNPH
D770_N771insSVD
Pending NGS
D770_N771insSVD
N771_P772insG
Pending NGS
N771delInsHH
H773delinsTY
V769_D770insASV
D770_N771insSVD
V769_D770InsASV
N771delinGD
Pending NGS
D770_N771insSVD
A763_Y764insFQEA
V769_D770insASV
H773delinsTY
D770_N771insSVD
V769_D770insASV
Partial Response (Confirmed)
Partial Response (Unconfirmed)
Stable Disease
Progressive Disease
On Treatment

(B) Best Response % Change from Baseline (target lesion)

100mg BID Cohort: % Δ from Baseline in Target Lesions
Best Response & % change from baseline (sum of target lesions)
100%
80%
60%
40%
20%
0%
-20%
-40%
-60%
-80%
-100%
Partial Response
Unconfirmed Partial Response
Stable Disease
Progressive Disease
E Prior EGFR TKI
C Prior Checkpoint Inhibitor

* Progressive disease due to progression of non-target lesions.

(C) Percentage Change in Sum of Target Lesions from Baseline

100mg BID Cohort: Change from baseline (sum of target lesions)
% Change from Baseline (Sum of Lesions)
100%
80%
60%
40%
20%
0%
-20%
-40%
-60%
-80%
-100%
0
42
105
168
231
294
357
420
483
Days

First on-treatment scan

(D) Estimated Median Duration of Response, Median Progression Free Survival, and Disease Control Rate from the Phase 1 100mg BID Cohort

CLN-049

Our second clinical-stage oncology product candidate, CLN-049, is a humanized bispecific antibody that we are developing for the treatment of AML. We are currently evaluating CLN-049 in a clinical trial in adult patients with r/r AML. CLN-049 is designed to simultaneously bind to FLT3 on the extracellular domain of target leukemic cells and to CD3 on T cells, triggering the T cells to kill the target cancer cells. FLT3 is a validated proto-oncogene and several kinase inhibitors targeting mutant FLT3 are approved for the treatment of r/r AML, but are limited to approximately 25% of the AML population with FLT3 mutations. By targeting FLT3 on the extracellular domain, CLN-049 has the potential to address up to approximately 80% of AML patients. Preclinically, we have observed that CLN-049 led to highly potent FLT3-dependent killing of leukemic cells in vitro at a wide range of FLT3 expression levels on AML cells regardless of FLT3 mutational status. In preclinical studies, treatment with CLN-049, even at low doses, led to survival benefit in an AML xenograft model and complete elimination of leukemic blasts in mouse models implanted with AML cell lines or primary patient leukemic cells.

Background on Acute Myeloid Leukemia and FLT3

The American Cancer Society estimates that, in 2022, there will be approximately 20,000 newly diagnosed patients with AML and approximately 11,500 deaths from AML in the U.S. AML is a complex hematologic malignancy characterized by uncontrolled proliferation of malignant immature myeloid blast cell populations. These blasts may completely infiltrate and replace the bone marrow, resulting in major disruption of normal hematopoiesis and pancytopenia, very high numbers of circulating blasts in the peripheral blood, and infiltration of visceral organs as well as the skin. In addition, patients with AML may be susceptible to bleeding complications due to thrombocytopenia and experience complications from treatment with cytotoxic chemotherapy. These patients may also be severely immuno-compromised secondary to their disease and experience prolonged periods of neutropenia and lymphopenia. As a result, these patients are often susceptible to life-threatening infections that also contribute to severe morbidity and mortality.

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

Studies have shown that FLT3 is expressed by FACS staining on AML blasts in approximately 80% of AML patients, regardless of an oncogenic driver mutation. In one study, leukemic bulk cells from 318 newly diagnosed or relapsed AML patients were evaluated for cell surface FLT3 protein expression, and 78% were found positive for FLT3, as shown in the figure below. This broad expression of FLT3 in AML patients suggests that targeting FLT3 with a biologic agent, namely a T cell engaging bispecific antibody that recruits T cells to kill tumor cells expressing FLT3 on the cell surface, could address a larger AML patient population than the targeted small molecule inhibitors targeting mutated version of the intracellular signaling domain of FLT3 that are approved or in development. Compared to other tumor surface antigens identified in AML, such as CD33 and CD123, FLT3 expression is generally restricted to a subpopulation of bone marrow HSPCs and circulating dendritic cells. FLT3 plays a key role in driving leukemogenesis and malignant progression of AML, promoting leukemic cell proliferation and survival. We believe that the expression of FLT3 on the surface of leukemic blasts in most AML patients and its role as a known oncogenic driver make it an attractive therapeutic target for a T cell engager approach.

Approximately 80% of AML Patients Show Positive Cell Surface FLT3 Protein Expression

CLN-049

CLN-049 is a humanized bispecific antibody construct comprised of two FLT3-binding domains, an Fc-silenced humanized IgG1 backbone, and CD3-binding single-chain Fv domains, or scFvs, fused to the C-terminus of the antibody’s heavy chain. In multiple preclinical studies, CLN-049 has demonstrated the ability to redirect T cells to lyse FLT3-expressing AML cells in vitro and potent antitumor activity in vivo. By targeting extracellular FLT3, regardless of mutant or wild type status, we believe CLN-049 has the potential to address up to approximately 80% of AML patients, a broader patient population than existing small molecule FLT3 kinase inhibitors acting on the intracellular domain, which are limited to a subset of approximately 25% of AML patients with FLT3 mutations.

Preclinical Data

Given the observed variability in FLT3 expression levels among patients, we characterized the killing potential of CLN-049 across multiple cell lines expressing differing levels of FLT3 on the cell surface. As shown in the figures below, CLN-049 was observed to mediate robust target-dependent cell killing in vitro across all AML cell lines tested. Importantly, we observed that the EC50 value, i.e., the drug concentration at which 50% of target cells are killed, was in the sub-nM range and did not seem to be dependent on the number of FLT3 receptor molecules found on AML target cells. In particular, we observed potent target cell killing even when those cells expressed fewer than 100 copies of the FLT3 receptor per cell. We also observed potent redirected lysis of AML cell lines with WT or mutant FLT3 expression. Based on these results, we believe CLN-049 may effectively kill AML target cells with even low levels of FLT3 expression, regardless of WT or mutant origin, which could potentially translate into deeper and more durable responses in the clinic and may allow us to treat a larger subset of AML patients.

CLN-049 Demonstrated Killing of Target Cells Expressing a Range of FLT3, in vitro

CLN-049 Demonstrated Killing of Target Cells Expressing WT and Mutant FLT3, in vitro

FLT3 is not widely expressed on normal immune cells, but rather is restricted to certain hematopoietic stem cell precursors in the bone marrow and dendritic cell subsets in the periphery. As shown in the figure below, a recent study found that the expression level of FLT3 transcript was significantly higher on AML cells compared to normal tissues.

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

CLN-049 Treatment Did Not Result in Significant Killing of Normal CD34+ Bone Marrow Cells In Vitro

CLN-049 has two CD3-binding arms that can potentially crosslink CD3 on T cells, which may result in target cell-independent T cell activation and systemic cytokine-related toxicities. In preclinical studies, we examined whether CLN-049 can lead to spurious T cell activation in the absence of target cells. As shown below, incubation of purified human T cells with CLN-049 in the absence of target-expressing cells did not induce T cell activation markers CD25 and CD69 on either CD4+ or CD8+ T cells as opposed to positive control anti-CD3 antibodies OKT3 and UCHT1 (CLN-049 parental anti-CD3 antibody) that induced T cell activation.

CLN-049 Did Not Trigger the Upregulation of Activation Marker CD69 On Purified Human CD4+ or

CD8+ T Cells in the Absence of FLT3 Expressing Target Cells

The potential efficacy of CLN-049 was evaluated in a humanized mouse model where a human AML cell line was implanted systemically. As shown in the figure below, CLN-049 controlled AML leukemic burden in the engrafted human PBMC (DHC23) mice and led to the extension of the animals’ survival in a dose-dependent manner. We believe CLN-049 effected this result by redirecting the T cells in the human PBMC population to kill the target AML cells.

Dose-dependent Effect of CLN-049 on the Survival of Mice with Disseminated Leukemic AML Cells

The anti-leukemic activity of CLN-049 was also evaluated using patient-derived AML blasts and PBMCs in a disseminated humanized mouse model. As shown in the figure below, treatment with CLN-049 resulted in a significant reduction in the overall leukemic burden in the bone marrow of both the primary AML blast (left panel) and ALL blast model (right panel). In contrast, a control T cell engaging bispecific antibody having the same format as CLN-049 but containing a non-specific target-binding domain did not impact the leukemic burden as compared to untreated control.

CLN-049 Demonstrated Anti-Leukemic Activity in Humanized Mouse Models with Primary AML and ALL Cells

To further evaluate the safety of CLN-049 in vivo, CLN-049 was administered in a humanized mouse model inoculated with human PBMC. This study was specifically designed to test possible off-target effects of CLN-049. As shown in the figure below, the administration of CLN-049 did not cause meaningful body weight loss in the treated mice, with the overall body weight profiles being comparable to those of the control group. In contrast, administration of a bivalent cross-linking anti-CD3 antibody, the parental CD3 antibody UCHT1 from which the scFv domains of CLN-049 were derived, led to significant body weight loss (left panel) and the release of the cytokine interferon gamma in serum (right panel), as shown below.

Effect of CLN-049 on Body Weight and Cytokine Release in Humanized Mice

This result further supports our hypothesis that, in vivo, the two CD3 binding domains in CLN-049 cannot cross-link CD3 and therefore CLN-049 does not activate T cells in the absence of human FLT3-expressing target cells.

In December 2021, we initiated a Phase 1 clinical trial evaluating a single ascending dose of CLN-049 in r/r AML patients. The study is designed to primarily evaluate the PK and safety of the intravenous administration of CLN-049.

CLN-619

Our third clinical stage product candidate, CLN-619, is a MICA/B-targeted, humanized IgG1 monoclonal antibody that we intend to initially develop for the treatment of solid tumors. CLN-619 was designed to promote an antitumor response through multiple mechanisms of action, including inhibition of MICA/B shedding, ADCC mediation, enhancement of NKG2D receptor binding, and prevention of decoy NKG2D by shed MICA/B. The MICA/B receptor, NKG2D, is expressed in both innate and adaptive immune cell populations. Although several companies have disclosed preclinical MICA/B targeting programs, we are unaware of any clinical stage, antibody-based programs engaging this target, implying CLN-619 has first-in-class potential. In multiple in vivo preclinical tumor models, CLN-619 administration as a single agent was associated with antitumor activity and reduced levels of serum MICA/B.

We believe CLN-619 has the potential to become a novel backbone agent for immuno-oncology therapy given the broad expression of MICA/B across tumor types and the biological rationale for combining CLN-619 with other agents. We are currently evaluating CLN-619 in an ongoing clinical trial for patients with advanced solid tumors. The trial design includes parallel evaluation of CLN-619 as a monotherapy and in combination with checkpoint inhibitor therapy modules.

Background on NKG2D and MICA/B

NKG2D is a key activating receptor on NK cells responsible for cytolysis upon binding to ligands expressed on target cells. NKG2D is also expressed on other types of immune cells, including CD8+ ß T cells, natural killer T, or NKT, cells, and T cells, and can prime such cells for activation and enhance their antitumor activity as a co-activating receptor. Healthy cells do not normally express ligands of NKG2D, but will do so in response to cellular stress, such as oxygen or nutrient deprivation, radiation, viral infection, or oncogenic transformation. As illustrated below, there are eight NKG2D ligands in humans: MICA and MICB; UL16 binding protein, or ULBP 1, 2, and 3; and Retinoic Acid Early Transcript, or RAET, 1E, 1G, and 1L (also known as ULBP 4, 5, and 6). All NKG2D ligands comprise an 12 extracellular major histocompatibility complex, or MHC, Class I-like superdomain that functionally interacts with the homo-dimeric NKG2D receptor.

Overview of NKG2D Ligands

MICA/B proteins are broadly recognized by NK cells,  T cells, and CD8+ ß T cells via the NKG2D receptor. The engagement between the NKG2D receptor and MICA/B proteins triggers the effector cytolytic responses of NK cells and  T cells against tumor cells expressing MICA/B. In the case of CD8+ ß T cells, effector responses mediated by the T cell receptor are enhanced by NKG2D-MICA/B interactions. NKG2D-mediated stimulation also results in the induction of cytokines, which further promotes the recruitment and the proliferation of immune cells and bolsters the immune response.

To evade potential cytotoxic destruction by NK cells and T cells, tumor cells expressing MICA/B have adopted shedding of MICA/B from their cell surface as a key evasion mechanism. The MICA/B alpha-3 domain contains a stretch of amino acids that allows for protease cleavage of an extracellular portion of MICA/B and subsequent release from the cell surface, thereby reducing the ability of MICA/B to interact with NKG2D and resulting in decreased NKG2D-mediated killing of tumor cells. This mechanism also concomitantly increases the amount of circulating serum MICA/B, or sMICA/B. Soluble NKG2D ligands have also been shown to contribute to an immunosuppressive microenvironment. The mechanisms underlying this biology are illustrated below. Below, Panel A shows the normal mechanism by which tumor-associated ligands of NKG2D, such as MICA/B, can induce tumor cell killing. Panel B shows how tumor cells, through the proteolytic cleavage of MICA/B, can escape immune surveillance and immune cell-mediated killing.

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

In the figure below, Panel A compares the levels of sMICA in normal healthy individuals to those with benign disease and those with cancer. Panel B shows sMICA levels in patients with hepatocellular carcinoma, or HCC, induced by hepatitis B virus, or HBV, relative to healthy controls. Panel C shows sMICA levels in healthy controls, or HC, compared to patients with chronic hepatitis, or CH, liver cirrhosis, or LC, or HCC.

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

Expression of NKG2D Ligands Across Multiple Tumor Types

Data generated via analysis of TCGA database by Monoceros Biosystems.

CLN-619

CLN-619 is a MICA/B-targeted humanized IgG1 antibody with an antibody-dependent cell-mediated cytotoxicity-, or ADCC-, competent Fc gamma 1 domain capable of mediating effector cell functions through binding to Fc gamma receptors on cytotoxic innate immune cells.

We believe CLN-619 may affect antitumor activity through a multi-pronged mechanism of action. First, we believe that CLN-619 may shield the proteolytic cleavage sites of MICA and MICB on cancer cells from proteases commonly found in the tumor microenvironment (noted as “1” in the figure below). This mechanism would enable the accumulation of MICA/B on the surface of cancer cells and the reduction of shed soluble MICA/B circulating in the serum. In preclinical studies, treatment with parental CLN-619 clones resulted in increased cell surface expression and reduced serum levels of MICA/B in various tumor cell lines, while CLN-619 treatment in vivo led to reduced serum levels of MICA/B. Elevated expression of MICA/B on the surface of cancer cells is expected to enhance killing of cancer cells by NK cells via binding of their NKG2D to MICA/B. MICA/B also interacts with NKG2D expressed on gamma delta T cells and NKT cells, where NKG2D can play the role of a co-activating receptor, lowering the threshold for T cell-mediated cancer cell lysis. Second, CLN-619 has a human IgG1 backbone with a wild-type Fc gamma domain, which allows it to engage NK cells by binding to their Fc gamma receptor III/CD16/A, leading to ADCC (noted as “2” in the figure below). In preclinical studies, treatment with CLN-049 was shown to induce ADCC in vitro. Third, our preliminary preclinical data suggests that CLN-619 may have the potential to enhance the binding of MICA/B to NKG2D receptors on NK cells or other immune cells to provide for improved cancer cell lysis (noted as “3” in the figure below). Finally, by preventing the shedding of MICA/B, CLN-619 can potentially prevent the decoy of NKG2D by shed MICA/B circulating in serum (noted as “4” in the figure below). We believe that all of these mechanisms may be acting in a coordinated and unique manner to engage NK cells, which could result in the cancer cell lysis observed in the preclinical studies described below.

Three CLN-619 Modes of Action

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

Parental Clone of CLN-619 Reduced Serum MICA and Increased Surface MICA Levels in Hepatoma

PLC/PRF/5 Cell Lines

CLN-619 also demonstrated the ability to enhance NK cell-mediated killing of MICA/B expressing cancer cells in vitro. In an ADCC reporter bioassay, the parental clone of CLN-619, which has antibody variable region sequences from a mouse hybridoma from which CLN-619 was derived, induced ADCC in a dose-dependent and MICA/B binding-dependent manner, as shown in the figure below, where killing activity was measured by the relative luminescence units, or RLU. Such ADCC activity was abrogated when mutations in the Fc region were introduced into h3F9-DANA, which eliminated the binding to FcRIIIa on NK cells that is key to mediating ADCC. An isotype control also failed to trigger ADCC, demonstrating the requirement of MICA/B target engagement.

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

CLN-619 Demonstrated Tumor Regression and Reduced Serum MICA Levels in a PLC/PRF/5 Liver Cancer Xenograft Model

Similarly, in a representative lung cancer xenograft model, CLN-619 treatment as a single agent resulted in tumor growth inhibition at all doses tested, as shown in the left panel of the figure below. We also observed near complete suppression of MICA shedding at all doses tested as measured by soluble MICA serum levels, as shown in the right panel of the figure below.

CLN-619 Demonstrated Tumor Growth Inhibition and Reduced Serum MICA Levels

in a HCC1534 Lung Cancer Xenograft Model

Clinical Development Plan

We are currently evaluating CLN-619 in a clinical trial in patients with advanced solid tumors. The trial design includes initial evaluation of CLN-619 as a monotherapy and in combination with checkpoint inhibitor therapy in dose escalation cohorts. Upon establishing a recommended phase 2 dose, or RP2D, the trial design includes several expansion cohorts to evaluate the preliminary efficacy of CLN-619 as both a monotherapy and in combination with checkpoint inhibitor therapy in patients with multiple solid tumor types. In addition, we will collect and analyze biomarkers, including sMICA, to inform the future development of CLN-619.

CLN-617

CLN-617 is a fusion protein uniquely combining, in a single agent, two potent antitumor cytokines, IL-2 and IL-12, with a collagen-binding domain for the treatment of solid tumors. The combination of IL-2 and IL-12 therapeutic administration has previously been shown to synergistically enhance T and NK cell functions in vitro and mediated pronounced therapeutic activity in preclinical tumor models, even in well-established mouse models with primary and/or metastatic tumors. For nearly five decades, clinical researchers have studied the powerful role cytokines play in stimulating an immune response to cancer. However, severe toxicities associated with systemic cytokine administration and a short serum half-life have hindered their clinical development and broader commercial uptake. Despite numerous advancements in protein engineering, delivery and targeting mechanisms, there are currently only two FDA-approved cytokine-based cancer therapies, with the most recent approval occurring over twenty years ago.

We have included multiple differentiating features in CLN-617’s design in order to address the historical limitations of cytokine-based therapy. First, the structure of CLN-617 contains a collagen-binding domain that is designed to enable the retention of cytokines in the local tumor microenvironment following intratumoral administration. Collagen binding may help minimize the systemic dissemination and associated toxicities of IL-2 and IL-12 and prolong their immunostimulatory antitumor activity. Second, we believe that CLN-617 is the only product candidate to our knowledge that co-delivers IL-2 and IL-12 proteins, functionally enabling synergistic T and NK cell activation. Third, CLN-617’s construct uses wild type cytokines, which potentially reduces immunogenicity risk associated with engineered cytokines. Finally, unlike other intratumoral cytokine-based therapies, CLN-617 does not rely on viral or nucleic acid for in situ expression and activity.

In preclinical studies, murine surrogates of CLN-617 demonstrated robust single agent antitumor activity in both injected and non-injected contralateral tumors without inducing systemic toxicity, as measured by reduction in body weight. Given the broad expression of collagen across multiple tumor types and the well-validated antitumor activity of cytokine-based therapies, we believe CLN-617 may have utility across a broad range of solid tumors. We believe that CLN-617 is a first-in-class opportunity given it is the only anti-cancer product candidate we are aware of that is designed to co-deliver IL-2 and IL-12 cytokines and retain them in the tumor microenvironment. We are currently advancing CLN-617 through IND-enabling studies and expect to submit an IND by the end of the first half of 2023.

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

Preclinical Data

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

AMBER-m2 Inhibits Tumor Growth in Both Injected (Ipsilateral) and Uninjected (Contralateral)

B16F10 Tumors, Providing Evidence for an Abscopal Effect

We have also evaluated the dose responsiveness of AMBER-m2 in the B16F10 model. Increasing dose levels of AMBER-m2 led to increased tumor growth control (left panel of figure below), and all doses did so without inducing significant body weight loss (right panel of figure below). Notably, the highest tested dose of 1,000 pmol is an equivalent dose of 6.4 mpk of body weight, which translates to 0.7 mpk of IL-2 and 2.3 mpk of IL-12. In comparison, only 100 pmol of MSA-IL2 and IL12-MSA led to lethal body weight loss.

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

CLN-978

CLN-978 is a half-life extended, humanized, single-chain bispecific antibody designed to simultaneously engage CD19 on cancer cells and CD3 on T cells, triggering redirected T cells to lyse the target cancer cells. In addition, CLN-978 has a human serum albumin, or HSA, binding domain designed to prolong its serum half-life. CLN-978, referred to as NexGem in the figures below, mediated CD19-dependent target cell lysis in vitro on target cell lines with a range of CD19 target expression levels. In preclinical in vivo studies, treatment with NexGem, at extremely low and infrequent doses, led to inhibition of tumor growth and tumor regression in a human CD3 transgenic syngeneic lymphoma mouse model. We intend to initially evaluate CLN-978 as a novel treatment for B-cell malignancies, and are currently undertaking IND-enabling pharmacology, pharmacokinetic, and safety studies.

We designed CLN-978 based on a BiTE-like format using tandemly arranged scFvs for CD19 and CD3, similar to blinatumomab. In addition, we incorporated a third domain in the form of a single-domain antibody, or VHH, for binding to HSA. We believe that binding of CLN-978 to albumin has the potential to extend its serum half-life, potentially addressing limitations related to blinatumomab’s dosing regimen. An illustration of the CLN-978 structure is shown in the following figure.

Design of CLN-978, a CD19/CD3-bispecific T Cell Engager with Extended Serum Half-life

We have collaborated with Adimab LLC to generate antibody-derived binding domains specific for CD19, CD3, and HSA with optimized biophysical and biochemical properties, tailored binding affinities as well as other parameters that are key to developability, manufacturability and preclinical testing of drug candidates. In multiple head-to-head preclinical comparison studies, NexGem has demonstrated improved activity compared to blinatumomab both in terms of redirecting of T cells to lyse CD19-expressing cells in vitro and enhanced tumor growth inhibition in vivo. Although comparative data from preclinical studies must be interpreted with caution and we may not observe the same differential effect in clinical trials, we believe these preclinical results support further evaluation of CLN-978 for its potential to improve upon the clinical efficacy observed with blinatumomab and for its potential to offer a more convenient dosing profile. In addition to convenience, we believe the ability to target cells with low CD19 expression would potentially enable us to address patients that are not yet adequately addressed by blinatumomab, such as those with CD19-low non-Hodgkin’s lymphoma or those patients that progress following CAR-T therapy.

We expect the properties of CLN-978 may facilitate our efforts on manufacturing processes and IND-enabling studies, as we believe they will enable us to leverage standard cell line development and purification technologies for GMP manufacturing and conventional non-human primate models for GLP toxicology assessment. We are currently advancing CLN-978 through IND-enabling studies and expect to submit an IND by the end of the first half of 2023.

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

Comparison of NexGem Versus Blinatumomab in vitro Cytotoxicity Assays

NexGem has also demonstrated antitumor activity in vivo compared to blinatumomab in a human CD3 transgenic model, where the mice were implanted with a syngeneic tumor engineered to express human CD19. As shown in the figure below, NexGem outperformed blinatumomab in tumor growth inhibition at every dose level tested. Furthermore, at the 0.1 mg/kg dose level, NexGem treatment resulted in a complete response in 40% of mice compared to only 10% of mice treated with blinatumomab.

Antitumor Activity of NexGem Versus Blinatumomab In a Human CD3 Transgenic Mouse Model Bearing Human CD19 Expressing Syngeneic Tumors

Our Other Preclinical Programs

In addition to the programs described above, we are actively developing three additional preclinical oncology programs: Jade, Opal and a discovery collaboration with Mt Sinai to develop HPK1 degraders.

We are developing our Jade program as part of an ongoing collaboration with the Fred Hutchinson Cancer Research Center, a world leader in finding self-reactive, human T cells of high affinity. Our goal is to develop a TCR-T cell therapy targeting a novel senescence and cancer-related protein. We are collaborating with Fred Hutchinson Cancer Research Center to search for and optimize naturally occurring TCRs against this target.

For our Opal program, we are exploring a construct that combines checkpoint inhibition and immune co-stimulatory receptor activation in a single protein. We are evaluating various single-chain fusion protein formats using an affinity optimized PD-1 extracellular domain and a single-chain 4-1BBL designed to preferentially activate the 4-IBB/CD137 pathway on T cells inside tumors. We believe that the combination of these natural binding elements could potentially drive synergistic antitumor immune mobilization while reducing the toxicity often associated with untargeted co-stimulatory immune agonists. We are designing our lead construct such that the activation of the co-stimulatory receptor is dependent on the binding to immune checkpoint ligands, which have generally higher expression levels in tumor tissues compared to normal tissues. We also believe that our approach has the potential to demonstrate advantages over antibody-based bispecific constructs that typically require selection of format specific epitopes and appropriate affinities for target binding.

HPK1 (MAP4K1) is a T cell specific kinase that negatively regulates T cell activation and TCR signaling. HPK1-/- T cells produce elevated levels of pro-inflammatory TH1 cytokines, including IFNg, TNFa and CCL3. We are collaborating with Mt. Sinai to optimize and develop HPK1 protein degraders with best- and/or first-in-class potential. We believe that a degrader approach may control tumor growth more effectively compared to inhibiting HPK1 kinase activity. The Mt. Sinai team includes, Dr. Steven Burakoff, who validated HPK1 as an immuno-oncology target and Dr. Jian Jin, an expert in degrader chemistry. We have an exclusive option for any intellectual property that arises from this collaboration.

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

We also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, we may face challenges in obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

With respect to our lead product candidate, CLN-081, we are aware of other EGFR inhibitors that have accelerated approval or are in clinical development for the treatment of NSCLC patients harboring EGFRex20ins mutations. In May 2021, Rybrevant (amivantimab), an EGFR/cMET bispecific antibody that was developed and is now marketed by Johnson & Johnson obtained accelerated approval from the FDA for adult patients with locally advanced or metastatic NSCLC with EGFRex20ins mutations whose disease has progressed on or after platinum-based chemotherapy. Additionally, in September 2021, Exkivity (mobocertinib), which was developed and is now marketed by Takeda Pharmaceuticals, Inc., obtained accelerated approval from the FDA for adult patients with locally advanced or metastatic NSCLC with EGFRex20ins mutations whose disease has progressed on or after platinum-based chemotherapy. We believe that the most advanced clinical stage program is DZD9008 from Dizal Pharmaceutical Co., Ltd. Other clinical-stage EGFR ex20ins TKI programs include poziotinib from Spectrum Pharmaceuticals, Inc., Black Diamond’s Therapeautics, Inc., BDTX-189, Oric Pharmaceuticals, Inc.’s ORIC-114 (Voronoi, Inc., in People’s Republic of China, Hong Kong, Macau and Taiwan) and Blueprint Medicine Corporation’s LNG-451.

With respect to CLN-049, we are aware of several companies that are developing bispecifics for the treatment of AML, including those targeting CD3 and CD33 (Amgen Inc., or Amgen and Amphivena Therapeutics, Inc.), CD123 (Macrogenics, Inc. and Xencor, Inc.), and CCL1/CLEC12A (Merus N.V. and Genentech, Inc.). These agents are limited to a subset of AML blasts that express CD33, CD123, and CCL1, whereas multiple published studies have demonstrated that FLT3 is expressed in approximately 80% of AML blasts. Amgen is developing a bispecific T cell engager targeting FLT3 for AML. There are also several targeted small molecule therapies approved for the treatment of r/r or first-line AML, including for AML with FLT3 mutations, such as Astellas Pharma Inc.’s XOSPATA (gilteritinib) and Novartis International AG’s RYDAPT (midostaurin). We are also aware of other small molecules that are approved or in development for AML patients with FLT3 mutations, including IDH inhibitors, such as TIBSOVO (ivosidenib) by Servier Pharmaceuticals and IDHIFA (enasidenib) by Agios Pharmaceuticals, BCL2 inhibitors, such as VENCLEXTA (ventoclax) by AbbVie, and hedgehog pathway inhibitors, such as DAURISMO (glasdegib) by Pfizer.

With respect to CLN-619, we are aware of several companies that are developing cancer therapies targeting MICA/B as a monotherapy and/or in combination with other agents, including: Fate Therapeutics, Inc., Innate Pharma, Inc. (in collaboration with AstraZeneca Inc.), CanCure LLC, Genentech Inc., Novartis International AG, or Novartis, and Bristol-Myers Squibb Company, or Bristol-Myers Squibb. To our knowledge, none of them has entered clinical development.

With respect to CLN-617, we are not aware of any other drug candidates currently under development that integrate both IL-2 and IL-12 into a single multi-functional construct and stimulate the immune system in a tumor-specific manner. We are aware of several companies actively developing clinical-stage programs as either individual IL-2 or IL-12 therapies, including: Nektar Therapeutics, Inc., Alkermes plc, Sanofi, Philogen S.p.A., Roche AG, Apeiron Biologics AG and Dragonfly Therapeutics Inc.

With respect to our CLN-978 program, we are aware of a number of companies developing product candidates that target CD19 or other tumor antigens relevant to B-cell ALL and NHL using immune cells or other cytotoxic modalities. These mainly include immune cell redirecting therapeutics (e.g., T cell engagers), adoptive cellular therapies (e.g., CAR-Ts) and antibody drug conjugates. Companies developing cell therapies or antibodies targeting CD19 include Morphosys AG, Novartis, Gilead Sciences Inc., Bristol-Myers Squibb, Allogene Therapeutics Inc., Nkarta Inc. and Amgen.

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

License Agreements

Taiho License Agreement

In February 2019, our partially-owned subsidiary Cullinan Pearl Corp., or Cullinan Pearl, entered into a License and Collaboration Agreement, or the Taiho License Agreement, with Taiho Pharma. Pursuant to the Taiho License Agreement, Cullinan Pearl obtained an exclusive, royalty-bearing worldwide license (excluding Japan) to develop, manufacture, commercialize and, subject to certain limitations, sublicense CLN-081 and products containing CLN-081, for use worldwide outside Japan, under the licensed patent rights and know-how.

Under the Taiho License Agreement, Cullinan Pearl agreed to conduct all development activities in accordance with a target product profile and a development plan intended to generate data to seek regulatory approval of CLN-081 from the FDA and European Medicines Agency, or EMA, and make such data available to Taiho Pharma for use to seek regulatory approval in Japan. Certain of these development activities require using commercially reasonable efforts. Cullinan Pearl must disclose experimental data, results or similar know-how to Taiho Pharma and grant a non-exclusive, royalty free, worldwide license, with the right to sublicense, to Taiho Pharma to develop, manufacture and commercialize CLN-081 and its products in Japan. Cullinan Pearl, and in certain cases Taiho Pharma, are obligated to provide progress reports to each other on development efforts before and, for so long as such party is developing a licensed product, after the first commercial sale of CLN-081. Taiho Pharma also has right of negotiation with Cullinan Pearl in the event Cullinan Pearl decides to commence negotiations with or if Cullinan Pearl receives a bona fide term sheet from a third-party regarding the license, sale, assignment, transfer or material disposition of rights with respect to the licensed product.

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

Furthermore, on a country-by-country and product-by-product basis, Cullinan Pearl is required to pay running mid-single digit to low tens digits royalty percentages of annual aggregate net sales worldwide outside Japan, during the royalty term (such royalty term determined on a product-by-product and country-by-country basis), subject to certain offsets, deductions or reductions related to loss or impairment of exclusivity in the territory. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the latest of (a) the expiration of the last patent which covers a product in such country, (b) the expiration of the applicable exclusivity granted by a regulatory authority and (c) ten years following the first commercial sale of the product in such country.

In the event (i) Taiho Pharma does not exercise its right of negotiation with respect to a licensed product or (ii) Taiho Pharma does exercise its right of negotiation, but the parties do not consummate a transaction, then at the time Cullinan Pearl enters into a subsequent transaction with a third-party for (a) less than all or less than substantially all of Cullinan Pearl’s rights in a licensed product, Cullinan Pearl is obligated to pay Taiho Pharma a mid-single digit percentage of revenue from such transactions or (b) all or substantially all of Cullinan Pearl’s rights in a licensed product, Cullinan Pearl is obligated to pay Taiho Pharma a low single digit percentage of revenue from such transactions, provided, however, that such payment under (b) shall not be required following the consummation of an initial public offering of Cullinan Pearl meeting certain requirements.

In December 2020, Cullinan Pearl entered into a license agreement, or the Zai License Agreement, with Zai Lab. Pursuant to the terms of the Taiho License Agreement, we are obligated to pay Taiho a mid-teen percentage of the $20.0 million upfront payment received from Zai Lab, as well as a mid-teen percentage of potential future milestone revenue received from Zai Lab under the Zai License Agreement. In the first quarter of 2021, Zai Lab paid the upfront fee to Cullinan Pearl and Cullinan Pearl recorded the corresponding transaction payment due to Taiho Pharma within research and development expenses.

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

As partial consideration for the license and rights, Zai Lab paid will pay Cullinan Pearl an upfront, one-time, irrevocable, non-refundable, non-creditable license fee of $20.0 million within 40 days of the execution of the Zai License Agreement. In addition, Zai Lab is obligated to pay Cullinan Pearl non-refundable, non-creditable research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in an aggregate amount of up to $211.0 million. Each milestone is payable only once. No milestones have been achieved to date under the Zai License Agreement.

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

Under the DKFZ/Tübingen License Agreement, Cullinan Florentine is obligated to achieve certain regulatory and research and development performance benchmarks, or collectively, the Performance Benchmarks, by certain specified dates, or collectively, the Performance Dates. If a Performance Benchmark is not achievable by the applicable Performance Date, Cullinan Florentine may extend the Performance Date for any single Performance Benchmark by a mid-single digit amount of months by providing written notice to Licensor and paying a non-refundable, non-creditable extension fee per each such extension. Cullinan Florentine may extend the Performance Date for any single Performance Benchmark up to a low single digit amount of times, provided that Cullinan Florentine may only request an extension a mid-single digit amount of times. If Cullinan Florentine is unable to seek a further extension per the preceding sentence, then Cullinan Florentine may seek a further extension by providing written notice to Licensor and any such extension shall be subject to the prior written approval of the Licensor, such approval not to be unreasonably withheld or delayed. As of December 31, 2021, Cullinan Florentine has met the first performance benchmark to create a master cell bank.

Cullinan Florentine paid to Licensor an upfront non-refundable, non-creditable option exercise fee of $600,000 and, as partial consideration for the licenses, has issued 758,246 and 348,682 shares of its common stock to DKFZ and University of Tübingen, respectively, who together own 5.19% of Cullinan Florentine’s fully diluted shares outstanding as of December 31, 2021. DKFZ and UFE were also granted the right to appoint one representative to the board of directors of Cullinan Florentine for so long as DFKZ and UFE in aggregate hold a mid-double digit percentage of shares of Cullinan Florentine common stock issued pursuant to the DFKZ/Tubingen License Agreement or until a financing threshold representing the aggregate investment in Cullinan Florentine is reached.

Additionally, Cullinan Florentine shall pay certain non-refundable, non-creditable milestone payments to Licensor upon the occurrence of certain clinical and regulatory events by a licensed product, whether triggered by Cullinan Florentine, its affiliates or sublicensees. Each milestone payment is paid one time only up to an aggregate of $28.0 million. No milestones have been achieved to date under the DKFZ/Tübingen License Agreement.

Furthermore, Cullinan Florentine is required to pay running low to mid-single digit royalty percentage on net sales of each licensed product on a country-by-country and product-by-product basis during the royalty term, subject to certain offsets or reductions. The aggregate, worldwide royalties due to Licensor for net sales of any licensed product in a calendar year shall not be reduced to an amount less than low to mid-single digit percentages. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the later of (a) the expiration of the last valid claim of a patent which covers a product in such country and (b) a low double digit anniversary following the first commercial sale of a product in such country. Under certain conditions upon a first change in control, Cullinan Florentine shall pay a non-refundable, non-creditable mid-single digit percent of sale proceeds, provided, however, that such payment shall not be required following consummation of an initial public offering of Cullinan Florentine.

Either party may terminate the agreement upon a material breach by the other party or insolvency of the other party. Cullinan Florentine may terminate the DKFZ/Tübingen License Agreement for any or no reason after the first filing of an investigational new drug application or clinical trial agreement, or CTA, by providing prior written notice. Licensor may terminate the agreement by providing prior written notice, if Cullinan Florentine or any of its affiliates challenges the validity of certain patent rights. Unless earlier terminated, the DKFZ/Tübingen License Agreement continues on a perpetual basis.

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

Cullinan Amber paid MIT an upfront license issue fee of $50,000 and shall reimburse MIT for certain documented, out-of-pocket expenses incurred by MIT in connection with the preparation, filing, prosecution, maintenance and defense of the patent rights. As of December 31, 2021, Cullinan Amber has reimbursed MIT for $0.1 million in connection with out-of-pocket expenses incurred by MIT in connection with the preparation, filing, prosecution, maintenance and defense of patent rights. In addition, as partial consideration, Cullinan Amber has issued 200,066 shares of common stock of Cullinan Amber to MIT, which owns five percent (5%) of Cullinan Amber’s fully diluted shares outstanding as of December 31, 2021. The MIT License Agreement also provides for anti-dilution adjustments, requiring Cullinan Amber to issue MIT additional shares to ensure the shares issued to MIT do not equal less than the mid-single digit percentage amount until a financing threshold representing the aggregate investment in Cullinan Amber is reached. MIT was also granted participation rights, up to a low double-digit percentage of the securities issued, in any proposed financings of Cullinan Amber. Cullinan Amber is also responsible for paying non-refundable, creditable annual license maintenance fees in an increasing amount over a certain number of years of the license and a fixed amount subsequent to this period of time. In addition, MIT granted to Cullinan Amber an exclusive option to amend the definition of field to include expansion fields, and each such amendment would trigger the payment to MIT of an amendment fee and cause an amendment, to be negotiated upon exercise of the option, to Cullinan Amber’s financial obligations with respect to the licensed products to reflect the additional rights and value being added.

Additionally, Cullinan Amber shall pay certain non-refundable, non-creditable milestone payments to MIT upon the achievement by itself or its sublicensees of certain clinical and regulatory milestones in an aggregate amount up to $7.0 million for each distinct licensed product. Each milestone payment is paid one time only up to a certain payment amount, except there are separate milestone payments payable for a second and third indication of a licensed product in an aggregate amount up to $5.5 million per product. Cullinan Amber shall also pay to MIT certain one-time milestone payments for the achievement of certain commercial milestones based on the calculation of net sales across all licensed products in all indications in an aggregate amount up to $12.5 million. No milestones have been achieved to date under the MIT License Agreement.

Under certain conditions upon a change in control, Cullinan Amber is required to pay a specified change in control fee and Cullinan Amber’s clinical and regulatory milestone payments shall be increased by a certain low three-digit percentage amount.

Furthermore, Cullinan Amber is required to pay a running mid-single digit royalty percentage on net sales of all licensed products for each reporting period, subject to certain offsets or reductions. The royalties due to MIT for net sales of all licensed products shall not be reduced by more than fifty percent (50%). Cullinan Amber is also required to share any income from sublicensing the licensed products, with the percentage to be determined by the clinical phase of the licensed product, no greater than low-to-mid double-digit percentages. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the expiration or abandonment of all issued patents and filed patent applications within the patent rights.

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

During the research term and evaluation term for a given research program with Adimab, we have a non-exclusive worldwide license under Adimab’s technology to perform certain research activities and to evaluate the program antibodies to determine whether we want to exercise its option to obtain a royalty-free, fully paid, non-exclusive license under Adimab’s background patent rights to exploit such antibodies sublicensable through multiple tiers, or the Adimab Option. In the event we exercise the Adimab Option, we will pay an option fee for each target subject to certain adjustments.

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

As of December 31, 2021, our patent portfolio includes 10 patent families, including both patent applications we own, and issued patents and patent applications exclusively in-licensed from external technology originators in a respective field. Specifically, we have exclusively in-licensed at least 2 issued US patents, 38 patents issued in foreign jurisdictions, and 129 patent applications pending worldwide. Our earliest issued patents are expected to expire in 2034. Later patents, that may issue from our pending patent applications, are expected to expire between 2037 and 2041, excluding any patent term adjustments or extensions, if applicable, that may be available. As to the patent term extension to restore patent term effectively lost following patent grant but during the FDA regulatory review process, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval.

Our portfolio related to our CLN-081 product candidate includes five patent families directed to compositions, and methods of using such compositions therapeutically. The first family, which is in-licensed from Taiho Pharma, covers compositions with claims directed to our CLN-081 product candidate. This patent family includes issued patents in the U.S., major European countries and China, and such patents are expected to expire in 2034, excluding any patent term adjustments or extensions, if applicable. Within this family, patent application were filed in Australia, Brazil, Canada, China, Hong Kong, Macau, European Patent Office, Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Hungry, Ireland, Italy, Netherlands, Norway, Poland, Portugal, Romania, Sweden, Turkey, Indonesia, India, Japan, Korea, Mexico, Malaysia, Philippines, Russian Federation, Singapore, Thailand, Taiwan, United States of America, and Vietnam. Three families, also in-licensed from Taiho Pharma, include both issued patents and pending patent applications with claims directed to methods of using the CLN-081 product candidate in treating additional diseases where we believe CLN-081 has potential to be active. The first of these three families, titled “Selective Inhibitor of Exon20 Insertion Mutant EGFR”, is expected to expire in 2037, excluding any patent term adjustments or extensions, if applicable, that may be available. Within this family, patent applications have so far been filed in Australia, Brazil, Canada, China, European Patent Office, Indonesia, Israel, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, Philippines, Russian Federation, Singapore, Thailand, United States of America, Vietnam, South Africa, and Taiwan. The second of these three families, titled “Selective Inhibitor of Exon 18 and Exon 21 Mutant EGFR”, is expected to expire in 2038, excluding any patent term adjustments or extensions, if applicable, that may be available. Within this family, patent applications have so far been filed in Australia, Canada, China, European Patent Office, Israel, Korea, Taiwan, Singapore, and United States of America. The third of these three families, titled “L718 and/or L792 mutant type treating resistance EGFR inhibitor”, is expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable, that may be available. An international application has been filed under this family. We own a fifth application, which is directed to certain methods of use and dosing protocols. This family is expected to expire in 2041, excluding any patent term adjustments or extensions, if applicable, that may be available. A PCT application and an application in Taiwan have been filed under this family.

We, through our subsidiary Cullinan MICA, own three patent families related to our CLN-619 product candidate, including patent families directed to compositions, and methods of using such compositions therapeutically. The family of patent applications with claims directed to CLN-619 compositions, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. For the first of these patent families, patent applications have so far been filed in Australia, Brazil, Canada, China, European Patent Office, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Russian Federation, Singapore, Thailand, United States of America, Vietnam and South Africa. A family of patent applications with claims directed to additional anti-MICA antibody compositions, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. Patent applications have so far been filed for this family in Australia, Brazil, Canada, China, European Patent Office, India, Israel, Japan, Korea, Mexico, New Zealand, Russian Federation, United States of America, South Africa and Hong Kong. A patent family with claims directed to additional anti-MICA antibody compositions and methods of use, if issued, is expected to expire in 2043, excluding any patent term adjustments or extensions, if applicable. A United States provisional application has been filed under this family.

Our portfolio related to our CLN-049 product candidate includes one patent family, in-licensed from the University of Tubingen, directed to compositions, and methods of using such compositions therapeutically. This family of patent applications contain claims directed to CLN-049 compositions, which, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. Patent applications have so far been filed for this family in the United States, Europe, China, Australia, Brazil, Canada, Indonesia, Israel, India, Mexico, New Zealand, Philippines, Singapore, Thailand, South Korea, Vietnam, South Africa, Russia, Japan, Malaysia and Hong Kong.

Our portfolio related to our CLN-617 product candidate and Cullinan Amber program includes two patent families. The first family was in-licensed from MIT, directed to compositions, and methods of using such compositions therapeutically. This family of patent applications contain claims covering Cullinan Amber related compositions, which, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. An international application has been filed under this family. The second family is a PCT application owned by Cullinan Amber, which is directed to certain compositions, and methods of using such compositions therapeutically. This family contains claims covering additional Cullinan Amber related compositions, which, if issued, are expected to expire in 2041, excluding any patent term adjustments or extensions, if applicable.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any Good Manufacturing Practice, or GMP, manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates and, if marketing approval is obtained, our commercial products. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of new product candidates.

We receive material from our contract manufacturing organizations, or CMOs, for preclinical testing. We receive clinical supply material manufactured in compliance with current Good Manufacturing Practice requirements, or cGMPs, and we conduct audits before and during the trial, in cooperation with a CMO, to ensure compliance with the mutually agreed process descriptions and cGMP regulations.

Our lead product candidate, CLN-081, is a small molecule that is manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale-up and does not currently require unusual equipment in the manufacturing process. We generally expect to rely on third parties for the manufacture of companion diagnostics, which are assays or tests that identify an appropriate patient population for CLN-081. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test.

To date, we have obtained drug substance, or DS, for CLN-049 and CLN-619, our most advanced biologic candidates, from single-source third-party contract manufacturers, WuXi Biologics, WuXi, and Abzena, respectively. While any reduction or halt in supply of DS from these contract manufacturers could limit our ability to develop our product candidates until we find a qualified replacement contract manufacturer, we have procured sufficient DS to initiate our planned clinical studies for both CLN-049 and CLN-619. WuXi has also supplied CLN-049 drug product, or DP, and we have procured sufficient CLN-049 DP for our planned clinical studies. We have engaged a separate contract manufacturer to produce CLN-619 DP, Vetter, which has manufactured sufficient DP to initiate our planned clinical studies. We intend to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of DS and DP on a project-by-project basis, based on our projected development and commercial supply needs.

Our CLN-049 and CLN-619 product candidates are manufactured from a vial of a master cell bank, or MCB, from the respective production cell lines. We have one MCB for each program that was produced and tested in accordance with cGMPs and applicable regulations. For CLN-049, the MCB is stored in one location, and we are making plans to store at a second location. The research cell bank, or RCB, for CLN-049 is stored at a different location from the MCB. For CLN-619, the MCB is stored at two independent sites, and the RCB is stored at a separate location from the RCB locations. We intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event.

Governmental Regulation

United States Food and Drug Administration Regulation

The United States Food and Drug Administration, or FDA, and other U.S. regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, safety, efficacy, import, export, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our vendors, collaboration partners, clinical research organizations, or CROs, clinical trial investigators, and CMOs will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate United States federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject an applicant to delays in development or approval, as well as administrative and judicial sanctions.

In the United States, the FDA regulates drugs under the FDCA, and biologics under the FDCA and the Public Health Service Act, or PHSA, and their implementing regulations. Both drugs and biologics are also subject to other federal, state and local statutes and regulations. Our product candidates are early-stage and have not been approved by the FDA for marketing in the United States.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For our drug product candidates regulated under the FDCA, such as CLN-081, FDA must approve a New Drug Application, or NDA. For our biologic product candidates regulated under the FDCA and PHSA, such as CLN-049 and CLN-619, FDA must approve a Biologics License Application, or BLA. The process is similar and generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice, or GLP, requirements;
•
submission to the FDA of an Investigational New Drug, or IND application which must become effective before clinical trials may begin and must be updated annually and when certain changes are made;
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
•
payment of user fees for FDA review of the NDA or BLA, unless waived;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with current Good Manufacturing Practices, or cGMPs to assure that the facilities, methods and controls are adequate to ensure and preserve the drug or biological product’s identity, strength, quality and purity;
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

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB, either centrally or at each institution at which the clinical trial will be conducted, to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

•
Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition in the case of some products for severe or life-threatening diseases. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human participants exposed to the drug or biologic and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

FDA Marketing Application Review and Approval Process

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the United States FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications, and a BLA is a request for approval to market a new biologic for one or more specified indications. The NDA or BLA must include all relevant data available from pertinent preclinical studies and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, or the safety, purity and potency of the investigational biologic, to the satisfaction of the FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the United States.

In addition, under the Pediatric Research Equity Act, or PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application or supplement to an application for a drug or biological product that includes a new active ingredient or clinically active component, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to a drug or biological product for an indication for which orphan designation has been granted.

In the United States, the FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA makes a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews an NDA or BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of an original NDA or BLA and respond to the applicant, and six months from the filing date of an original NDA or BLA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA. To assure GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation, or ODD, to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States of that drug or biologic. ODD must be requested before submitting an NDA or BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The granting of ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

FDA Approval or Clearance of Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to the development and approval of therapeutic products intended for use with in vitro companion diagnostics. According to the guidance, for novel drugs and biologics, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the therapeutic products and in vitro companion diagnostic devices on issues related to co-development of the products.

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

•
The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. On December 2, 2020, OIG published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others, although the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D was delayed to January 2026 under the Infrastructure Investment and Jobs Act. Implementation of the this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, these rules will have on our business;
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. These will be suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, with a 1% reduction being reinstated from April 2022 through June 2022 and the full 2% reduction resuming thereafter, . In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

European Data and Marketing Exclusivity

In the EEA, innovative medicinal products (including both small molecules and biological medicinal products), sometimes qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies.

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

Corporate Information

Cullinan Pharmaceuticals, LLC was formed in September 2016 and was subsequently renamed Cullinan Oncology, LLC, or the LLC entity, in November 2017. The LLC entity’s, wholly-owned subsidiary, Cullinan Management, Inc., or the Corporation, was formed in September 2016.

Immediately before to our initial public offering, or IPO, in January 2021 we completed a reorganization with the LLC entity. Pursuant to a contribution agreement, where the LLC entity contributed all of the stock it owned of each of Cullinan Amber Corp., Cullinan Apollo Corp., Cullinan Florentine Corp., Cullinan MICA Corp. and Cullinan Amber Corp., Cullinan Pearl Corp., and Cullinan MICA Corp., or collectively, the Asset Subsidiaries, to the Corporation in exchange for the Corporation’s common stock, and as a result, the Asset Subsidiaries became subsidiaries of the Corporation, or the Contribution. The LLC entity then merged with and into the Corporation with the Corporation being the surviving entity of such merger, or the LLC Merger. As a result of the LLC Merger, the holders of existing units in the LLC entity exchanged those units for corresponding shares of capital stock of the Corporation.

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

Employees

As of December 31, 2021, we had 31 full-time employees and three consultants. Twelve of our employees have M.D. or Ph.D. degrees. Within our workforce, 17 employees are engaged in research and development and 14 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Available Information

Our corporate website address is https://www.cullinanoncology.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may adversely affect our business. See “Special Note Regarding Forward-Looking Statements” In this Annual Report on Form 10-K.

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

In addition to our ongoing clinical trial of CLN-081, patients have been, and will likely continue to be, treated with CLN-081 under an expanded access or “compassionate use” program. To the extent the experiences of patients being treated in this program are inconsistent with or less favorable than the results of our ongoing or planned company-sponsored trials with CLN-081, it may negatively affect perceptions of CLN-081, our other product candidates, or our business. In addition, the U.S. Food and Drug Administration, or the FDA, or foreign regulatory authorities may require us to obtain and submit additional clinical data due to these inconsistent or unfavorable results, which could delay clinical development or marketing approval of CLN-081 or potentially our other product candidates.

Our approach to the identification, discovery, and development targeted oncology and product candidates may never lead to marketable products.

The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for certain of our product candidates are limited to those with specific target mutations, and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations and larger classes of mutations, such as EGFR exon 20 mutations, respond to our product candidates, and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation or class of mutations will be large enough to allow us to successfully obtain indications for each mutation type and to commercialize our products and achieve profitability. The FDA and other regulatory authorities may not agree with our approach to seek labeling for groups of related mutations, rather than individual mutations, and may require us to conduct additional trials and obtain separate approvals for each individual mutation, which may further affect our ability to successfully commercialize our products, if approved. In addition, even if our approach is successful in showing clinical benefit for tumors harboring certain targeted mutations, we may never successfully identify additional oncogenic mutations. Therefore, we do not know if our approach of treating patients with targeted oncology therapies will be successful, and if our approach is unsuccessful, our business will suffer.

If we are unable to successfully validate, develop, and obtain regulatory approval for any required companion diagnostic tests for our product candidates or experience significant delays in doing so, we may fail to obtain approval or may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we need to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive benefit from our product candidates, as we are targeting certain genetically defined populations for our treatments. Such companion diagnostics may be used during our clinical trials and may be required in connection with the FDA approval of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. Companion diagnostics are subject to regulation by the FDA, European Medicines Agency, or EMA, and other regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.

Given our limited experience in developing and commercializing diagnostics, we may rely on third parties for the design, development, and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics. We and our future collaborators also may encounter difficulties in developing, obtaining regulatory approval for, manufacturing, and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected or these product candidates may not obtain marketing approval or such approval may be delayed, and we may not realize the full commercial potential of any of these product candidates that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue developing, selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Our preclinical studies and future clinical trials may not be successful. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

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

We are early in our development efforts and are substantially dependent on our lead product candidates, CLN-081, CLN-049 and CLN-619. If we are unable to advance these or any of our other product candidates through clinical development, or to obtain regulatory approval and ultimately commercialize any such product candidates, either by ourselves or with or by third parties or if we experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. Our lead program, CLN-081, is in a Phase 1/2a clinical trial. In December 2021, we initiated Phase 1 clinical trials for CLN-049 and CLN-619. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of CLN-081, CLN-049, and CLN-619, and one or more of our other product candidates, if approved. The success of our product candidates will depend on several factors, including the following:

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

There is no guarantee that the results obtained in current preclinical studies or our ongoing clinical trials of CLN-81 in EGFR exon 20 insertion mutation non-small-cell lung carcinoma, or NSCLC, patients, CLN-049 in patients with relapsed or refractory acute myeloid leukemia, or r/r AML, or CLN-619 in patients with solid tumors will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. For example, the FDA may require us to complete trials in addition to our ongoing Phase 1/2a trial prior to granting regulatory approval. Although we believe our product candidates and programs are uncorrelated, negative results in the development process of one product candidate could impact other product candidates or programs. For each of our product candidates, antitumor activity may be different in each of the different tumor types we plan on evaluating in our clinical trials. Even as we build clinical experience with our product candidates, we may need to further discuss or meet with the FDA to agree on the optimal patient population, study design, and size for each trial in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates, and ultimately delay or prevent regulatory approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of CLN-081, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population. For our Phase 1 trial evaluating CLN-049 in r/r AML patients, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to enrollment criteria and the single ascending dose design. In addition, our ability to enroll patients has been delayed and may continue to be significantly delayed by the evolving COVID-19 pandemic.

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

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and our ability to obtain approval for, and commercialize, our product candidates may be harmed. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or foreign regulatory authorities may not permit us to proceed.

We submitted our INDs for CLN-081 in May 2019 and for both CLN-049 and CLN-619 in May 2021, which are all currently in effect. However, we may not be able to file future INDs for our other product candidates on the timelines we expect. Additionally, we may experience manufacturing delays or other delays with IND-enabling studies, or the FDA or other regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs or independent ethics committees, or by the FDA or other regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if the FDA or other regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that they will not change their requirements or expectations in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Since the number of patients that have been and will be dosed in our Phase 1/2a clinical trial of CLN-081, and our Phase 1 clinical trials of CLN-049 and CLN-619, and those that we plan to dose in future clinical trials, is small, the results from such clinical trials, once completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our product candidates.

The preliminary results of clinical trials with smaller sample sizes, such as our Phase 1/2a clinical trial of CLN-081 and our Phase 1 clinical trials of CLN-049 and CLN-619, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the characteristics of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. Further, the FDA or other regulatory authorities may require us to conduct additional and larger trials than we may plan to support applications for marketing authorization. If we conduct any future clinical trials of CLN-081, CLN-049, or CLN-619 or of our other product candidates, we may not achieve a positive or statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on prior results.

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

We began substantive operations in 2017. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital for us and our subsidiaries, filing patent applications, identifying and acquiring and investing in potential product candidates, undertaking clinical trials, building our intellectual property portfolio, and establishing arrangements and collaborating with third parties for identification, discovery and research activities, preclinical studies, clinical trials, and the manufacture of initial quantities of our product candidates and component materials. We have not yet demonstrated our ability to successfully conduct late-stage clinical trials, complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization.

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

We have incurred significant net losses in each period since we began substantive operations. For the years ended December 31, 2021 and 2020, we reported net losses $67.5 million and $59.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $158.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit investigational new drug applications, or INDs, for our product candidates;
•
conduct preclinical studies and clinical trials for our current and future product candidates;
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
•
seek regulatory approvals for any product candidates that successful complete clinical trials, if any;
•
hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, general and administrative, commercial, and scientific personnel;
•
establish a sales, marketing, and distribution infrastructure and scale-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval; and
•
develop, maintain, expand, and protect our intellectual property portfolio.

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

Our ability to become profitable depends upon our ability to generate revenue. In the first quarter of 2021, we recognized $18.9 million of license revenue from our license agreement with Zai Lab Shanghai Company, Limited. To date, we have not generated any other license or collaboration revenue or any sale from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-081, CLN-049 and CLN-619 in clinical development, but most of our product candidates are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to complete IND-enabling studies and successfully submit INDs or comparable applications for our product candidates;
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

The development of pharmaceutical products is capital intensive. We are currently advancing CLN-081, CLN-049 and CLN-619 in clinical development and making further investments in our preclinical programs. We expect our expenses to increase in parallel with our ongoing activities, as described above under the risk factor entitled “We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.” Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, which may include raising funding by one or more of our subsidiaries that could dilute our equity interest in the subsidiary. We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties, either by Cullinan Oncology, Inc., or Cullinan, or by one or more of our subsidiaries. If we or our subsidiaries are unable to raise capital when needed or on attractive terms, we or the applicable subsidiary would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

We had cash and cash equivalents and short-term investments of $290.5 million and long-term investments of $140.4 million as of December 31, 2021. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations through 2024. Our future capital requirements will depend on many factors, including:

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

Additionally, pursuing additional in-licenses or acquisitions of development-stage assets or programs, which entails additional risk to us. While we believe our hub-and-spoke model offers an attractive platform for these transactions and for potential partners, our model is unique and we may not be able to attract or execute transactions with licensors or collaborators who may choose to partner with companies that employ more traditional licensing and collaboration approaches. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing products that ultimately do not provide a return on our investment. We have terminated programs and expect to terminate programs in the future if they do not meet our criteria for advancement.

Our subsidiaries are party to certain agreements that provide our licensors, collaborators or other shareholders in our subsidiaries with rights that could delay or impact the potential sale of our subsidiaries or could impact the ability of our subsidiaries to sell assets, or enter into strategic alliances, collaborations or licensing arrangements with other third parties.

Each of our subsidiaries licenses intellectual property from third parties and several, including our partially-owned subsidiary Cullinan Pearl Corp., or Cullinan Pearl, and Cullinan MICA Corp., or Cullinan MICA, have raised capital from third party investors. These third parties have certain rights that could delay collaboration, licensing or other arrangement with another third party, and the existence of these rights may adversely impact the ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a subsidiary that are contained in license agreements, as well as rights such as drag-along rights in agreements with shareholders of the subsidiary.

For example, Cullinan Pearl is party to a license agreement, or the Taiho Agreement, with Taiho Pharmaceuticals, Inc., or Taiho, pursuant to which Taiho has a right of negotiation that requires Cullinan Pearl to negotiate in good faith with Taiho prior to proceeding with a transaction to license, sell, assign, transfer or otherwise dispose of a majority of the assets of Cullinan Pearl to a third party, or any transaction with respect to any of the rights licensed from Taiho to Cullinan Pearl. While Cullinan Pearl is not obligated to enter into a transaction with Taiho, the right of negotiation could delay a potential sale or adversely impact our ability to attract a partner or acquirer and could negatively impact prospects for a larger company to acquire Cullinan Pearl or its assets or enter into a collaboration or licensing transaction that would benefit us. Further, Cullinan Pearl must pay Taiho a percentage of the proceeds from the sale, assignment or transfer of less than all or substantially all of Cullinan Pearl’s assets. In addition, our partially-owned subsidiaries Cullinan Florentine Corp., or Cullinan Florentine, and Cullinan Amber Corp., or Cullinan Amber, will also owe licensors a success fee in the event of a sale or other disposition of the majority of its assets. These fees will reduce the net proceeds we receive from any such sale or disposition of assets.

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

Our reliance on a central team consisting of a limited number of employees presents operational challenges that may adversely affect our business.

As of December 31, 2021, we had 31 full-time employees upon which we rely for various administrative, research and development, and other support services shared among our other operating subsidiaries. We also have three consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, and the management of financial, accounting, and reporting matters. Given that our employees and management are primarily incentivized at the parent company level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

The use of targeted oncology medicines as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

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

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We expect that CLN-081 will compete against small molecule EGFR inhibitor Exkivity (TAK-788) from Takeda Pharmaceuticals, Inc. and EGFR/cMET bispecific antibody Rybrevant from Johnson & Johnson. CLN-081 may also compete against EGFR inhibitors poziotinib from Spectrum Pharmaceuticals, Inc. BDTX-189 from Black Diamond Therapeutics, Inc. and DZD-9008 from Dizal Pharmaceutical Co., Ltd., as well as other molecules in preclinical development. CLN-081 may also compete with a number of agents in preclinical development for EGFR exon 20. We expect that CLN-049 will compete against bispecifics for the treatment of AML, including those targeting CD3 and CD33 (Amgen Inc., or Amgen, and Amphivena Therapeutics, Inc.), CD123 (Macrogenics, Inc. and Xencor, Inc.), FLT3 (Amgen), and CCL1/CLEC12A (Merus N.V. and Genentech, Inc.). We expect that CLN-619 will compete against cancer therapies targeting MICA/B as a monotherapy and/or in combination with other agents, including: Innate Pharma, Inc. (in collaboration with AstraZeneca Inc.), CanCure LLC, Genentech Inc., Fate Therapeutics, Inc. and Bristol Myers Squibb Company.

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

A primary trend in the United States healthcare industry and elsewhere is cost containment. Governmental authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by Centers for Medicare & Medicaid Services, or the CMS, an agency within the United States Department of Health and Human Services or HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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

United States federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011, or the BCA, established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent unless additional Congressional action is taken. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic and the reduction will be one percent from April 1, 2022 through June 30, 2022.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration's budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. HHS has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions.

In 2020, former President Trump signed four Executive Orders aimed at lowering drug prices. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit for approval importation plans for certain prescription drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all United States and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the United States District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the United States District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

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

The Breakthrough Therapy designation by the FDA we received for CLN-081, and if granted for any of our other product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that CLN-081 or our other product candidates will receive marketing approval.

We received Breakthrough Therapy designation for CLN-081 in January 2022 and may seek this designation for CLN-049 and CLN-619, and some or all of our future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Sponsors of product candidates that have been designated as Breakthrough Therapies are eligible to receive more intensive FDA guidance on developing an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products developed and considered for approval that have not received Breakthrough Designation and does not assure ultimate approval by the FDA. In addition, even though CLN-081 qualifies as a Breakthrough Therapy, the FDA may later decide that the product candidate no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation for CLN-049, and CLN-619, and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation for such product candidates.

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

Most of our pipeline products, with the exception of CLN-081, will be regulated by the FDA as biologics, which must be licensed by FDA prior to marketing under a BLA. The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

The FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis after foreign and domestic inspection of facilities were largely placed on hold due to the COVID-19 pandemic. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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
•
federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our current and future product candidates and technology, or if the scope of intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize CLN-081, CLN-049 and CLN-619 or any other product candidates or technology may be adversely affected.

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

Additionally, we cannot be certain that the claims in our patent applications covering composition of matter of our product candidates or technology will be considered patentable by United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any issued patents we may own or in-license will be considered patentable by courts in the United States or foreign countries.

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

We are currently, and may in the future be, party to license or collaboration agreements with third parties to advance our research or allow commercialization of product candidates. Our current agreements impose, and we expect that future agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If our licensors conclude that we have materially breached our license agreements they may seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

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

In addition to the protection afforded by our owned and in-licensed patents, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product identification, discovery, and development processes, including our differentiated hub-and-spoke business model that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

We may choose to challenge the patentability of claims in a third party’s United States patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

We may not be able to pursue generic coverage of our product candidates outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and in jurisdictions where we do not have any issued patents or patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

Additionally, we do not directly control the manufacturing facilities where our product candidates are made, and we must depend on CMOs to make our product candidates according to standards for quality and reliability. We do not own any manufacturing facilities or equipment and do not employ any manufacturing personnel. We cannot assure you that we will be able to obtain qualified contract manufacturing services on reasonable terms. If any CMO with whom we contract fails to perform its obligations or has changes sourcing raw materials, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability or bridging study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to advance clinical trials or otherwise develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently, which may increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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
•
raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects; and
•
our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters.

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

Risks Related to Managing Growth and Employee Matters

COVID-19 has and may continue to adversely impact our business, including our preclinical studies and clinical trials and our ability to source drug supply.

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. As a result of the COVID-19 pandemic, we have experienced delays in our clinical trial and preclinical development activities, including our ability to enroll and retain patients in our ongoing clinical trials, and we could continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Additionally, the demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

As of December 31, 2021, we had 31 full-time employees and three consultants. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 61.3% of our voting stock, based on 44,292,102 shares of our common stock deemed to be outstanding as of December 31, 2021. These stockholders have the ability to influence us through their ownership position. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of scaled disclosures available to smaller reporting companies until the fiscal year following the determination that either (i) the market value of our voting and nonvoting common stock held by non-affiliates is greater than $700.0 million, as measured on the last business day of the most recently completed second fiscal quarter, or (ii) the market value of our voting and nonvoting common stock held by non-affiliates, as measured on the last business day of our most recently completed second fiscal quarter, is less than $700.0 million but greater than $250.0 million and our annual revenues during our most recently completed fiscal year are greater than $100.0 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had United States federal and state net operating loss carryforwards of $117.4 million and $119.0 million, respectively. The Company generated federal net operating losses of $5.8 million prior to 2018, which begin to expire in 2036. State losses also begin to expire in 2036. The Company generated federal NOLs of $111.6 million, which can be carried forward indefinitely. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $1.3 million and $0.1 million, respectively, each of which will begin to expire at various dates through 2037 and 2033, respectively, and which could be limited if we experience an “ownership change.” The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or the TCJA, may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Under the TCJA, federal net operating losses generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under the TCJA, the amount of post 2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. As of December 31, 2020, we had United States federal net operating loss carryforwards of $78.1 million and United States federal and state research and development tax credit carryforwards of $1.4 million, each of which will begin to expire at various dates through 2036 and which could be limited if we experience an “ownership change.”

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

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Not applicable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is publicly traded on the Nasdaq Global Select Market under the symbol “CGEM”.

Stockholders

As of December 31, 2021, there were 73 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

As of December 31, 2021, we estimate that we have used approximately $110.3 million of our existing cash and cash equivalents prior to the time of the initial public offering, or IPO. We have invested the net proceeds from the IPO and any unused proceeds from our prior equity financings into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our initial public offering as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act. There has been no material change in the planned use of proceeds as described in our final prospectus.

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

Overview

We are a biopharmaceutical company focused on developing a diversified pipeline of targeted therapeutic candidates across multiple modalities in order to bring important medicines to cancer patients. Our strategy is to source innovation through both internal discovery efforts and external collaborations, focusing on advanced stage assets with novel technology platforms and differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for anti-tumor activity as a single agent as well as its ability to generate an immune system response or to inhibit oncogenic drivers. Using this strategy, we have efficiently developed or in-licensed a portfolio of therapeutic candidates that currently includes eight distinct programs. We currently employ or have consulting agreements with all of our team members.

Our lead product candidate, CLN-081, is an orally available small molecule, irreversible EGFR inhibitor that is designed to selectively target cells expressing mutant EGFR variants, including EGFR exon 20 insertion mutations, with relative sparing of cells expressing wild type EGFR. We are currently evaluating CLN-081 as a treatment for non-small cell lung cancer, or NSCLC, in adult patients with EGFRex20ins mutations in a Phase 1/2a trial. In December 2021, we presented efficacy and safety data from this trial that we believe supports CLN-081’s differentiated clinical profile. In January 2022, we announced that the United States Food and Drug Administration, or FDA, granted CLN-081 Breakthrough Therapy Designation, or BTD.

Following CLN-081, our most advanced product candidates include CLN-049, a bispecific antibody targeting FLT3 and CD3, and CLN-619, a monoclonal antibody designed to stimulate natural killer, or NK, and T cell responses by engaging a unique target, MICA/B. We initiated enrollment in clinical trials in the fourth quarter of 2021 for CLN-619 for patients with advanced solid tumors and CLN-049 for patients with relapsed/refractory acute myeloid leukemia, or r/r AML.

In addition, through our AMBER platform, we are developing CLN-617, a fusion protein combining two potent antitumor cytokines, interleukin-2, or IL-2, and interleukin-12, or IL-12, with a tumor retention domain for the treatment of solid tumors. In November, we announced that we had selected a lead candidate and advanced CLN-617 into IND-enabling studies. We presented preclinical AMBER data at the Society for Immunotherapy of Cancer annual meeting in November 2021. Our pipeline includes four additional preclinical oncology programs: NexGem (CLN-978), an internally developed half-life extended T cell engaging antibody construct designed to simultaneously engage CD19 and CD3; Opal, a bispecific fusion protein that blocks the PD-1 axis and selectively activates the 4-IBB/CD137 pathway on T cells in tumors; Jade, a cell therapy targeting a novel senescence and cancer-related protein we are developing in collaboration with the Fred Hutchinson Cancer Research Center; and a collaboration with Mt. Sinai to optimize and develop HPK1 protein degraders. We currently hold worldwide development and commercialization rights to each of our product candidates, except for CLN-081, where Japan and Greater China rights have been partnered.

Since our inception in 2016, we have focused all of our efforts and financial resources on raising capital, organizing and staffing our company, identifying, acquiring or in-licensing and developing product and technology rights, establishing and protecting our intellectual property portfolio and developing and advancing our programs. To support these activities, we (i) identify and secure new programs, (ii) set up new subsidiaries to further advance individual programs, (iii) recruit key management team members, (iv) raise and allocate capital across the portfolio and (v) provide certain shared services, including research and development operations, administrative services, and business development, to our subsidiaries. We do not have any products approved for sale and have not generated any revenue from product sales.

We have four partially-owned development subsidiaries, together the Asset Subsidiaries: Cullinan Pearl Corp., or Cullinan Pearl, which is advancing CLN-081; Cullinan Florentine Corp., or Cullinan Florentine, which is advancing CLN-049; Cullinan MICA Corp., or Cullinan MICA, which is advancing CLN-619; and Cullinan Amber Corp., or Cullinan Amber, which is developing our AMBER platform and advancing CLN-617 as its first product candidate. We hold IP rights and exclusive options for worldwide IP for our earlier-stage programs, NexGem, Opal, Jade and the HPK1 degrader collaboration with Mt. Sinai.

Since inception, we have funded our operations primarily through the sale of equity securities. As of December 31, 2021, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our IPO. Furthermore, we received $18.9 million in net collaboration revenue from the license agreement, or the Zai License Agreement with Zai Lab Shanghai Company, Limited, or Zai Lab.

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $290.5 million and long-term investments of $140.4 million. We have incurred operating losses and have had negative cash flows from operations since our inception. As of December 31, 2021, we had an accumulated deficit of $158.9 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, or COVID-19, was reported in China and subsequently was declared a pandemic in March 2020 by the World Health Organization. Many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and closed non-essential businesses. The duration and scope of the COVID-19 pandemic continues to be uncertain. Infection rates remain high in many parts of the world, and the virulence and spread of different strains of the virus have caused many local jurisdictions to continue or re-implement quarantines and restrictions on travel and mass gatherings. The level and timing of COVID-19 vaccine distribution across the world will impact the economic recovery and growth and the general economic consequences of the pandemic.

The Company implemented remote working and other protective measures, but thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of the Company’s product candidates. However, COVID-19 has impacted the pace of our enrollment in our clinical trials and our preclinical studies. In the future, COVID-19-related restrictions may adversely impact our operations. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

To date, COVID-19 has not had a financial impact on us. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic remain difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted in significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business.

The full extent and duration of the impact of COVID-19 on our operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable. While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part I, Item 1A. Risk Factors of this Annual Report.

Basis of Presentation and Consolidation

Since our inception, we have created wholly-owned subsidiaries or made investments in certain controlled entities. Losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations and comprehensive loss.

The following Asset Subsidiaries are consolidated into our financial statements:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of December 31, 2021%(1)
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018	80%
Cullinan Amber Corp.(2)	Partially-owned Subsidiary	December 2019	92%
Cullinan Florentine Corp.(3)	Partially-owned Subsidiary	December 2019	95%
Cullinan MICA Corp.(4)	Partially-owned Subsidiary	May 2020	45%
Cullinan Apollo Corp.(5)	N/A	November 2018	N/A

(1)
Ownership percentages are reflected on a fully-diluted basis.
(2)
Reflects the closing of an additional tranche of Series A Preferred Stock financing of Cullinan Amber and the issuance of common stock of Cullinan Amber to MIT in June 2021.
(3)
Reflects the Company’s ownership after the closing of an additional tranche of Series B Preferred Stock financing of Cullinan Florentine in July 2021.
(4)
Reflects the Company’s ownership after the First Additional Closing of Series A Senior Preferred Stock financing of Cullinan MICA in June 2021.
(5)
Cullinan Apollo Corp. was dissolved in August 2021.

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

As of December 31, 2021, we and Taiho Ventures, have purchased an aggregate of $23.0 million in Series A Preferred Stock of Cullinan Pearl.

As of December 31, 2021, we own 87% and Taiho Ventures owns 13% of the Series A Preferred Stock of Cullinan Pearl. Assuming conversion of the Series A Preferred Stock, we own 80%, Taiho Ventures owns 10%, and Taiho Pharma owns 10% of the fully-diluted common stock outstanding of Cullinan Pearl. Pursuant to a voting agreement, by and among Cullinan Pearl, us, Taiho Ventures, and other stockholders of Cullinan Pearl, the Series A Preferred stockholders, acting by majority vote, have the right to appoint two members of the board of directors, Taiho Ventures has the right to appoint one director; our chief executive officer, Nadim Ahmed, serves as the fourth board member; and two independent directors are appointed by a majority of the other four Cullinan Pearl board of directors.

Cullinan Amber

Cullinan Amber, incorporated in December 2019, is our partially-owned operating subsidiary that has exclusive worldwide rights to the patents related to the technology that originated in the laboratory of Professor Dane Wittrup at the Massachusetts Institute of Technology, or MIT. In December 2019, Cullinan Amber entered into an Exclusive Patent License Agreement with MIT.

In June 2021, upon election by Amber’s board of directors, Amber issued an additional 3,000,000 shares of its Series A Preferred Stock for gross proceeds of $3.0 million to the Company and 153,229 shares of its common stock to MIT in exchange for no consideration as set forth in the license agreement.

As of December 31, 2021, we own 92% of the issued equity of Cullinan Amber, on a fully-diluted basis, including 100% of Series A Preferred Stock.

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

Through December 31, 2021, we have purchased an aggregate of $12.0 million of shares of Series A Preferred Stock and $8.1 million of shares of Series B Preferred Stock of Cullinan Florentine. In connection with the issuance of additional shares of Series A Preferred Stock to us and pursuant to the Tübingen License Agreement, Cullinan Florentine issued to each of DKFZ and UFE an additional 261,540 and 120,270 shares of common stock of Cullinan Florentine, respectively.

As of December 31, 2021, we own 95% of the fully-diluted shares outstanding of Cullinan Florentine, including 100% of Series A Preferred Stock. DKFZ and University of Tübingen currently own, in the aggregate, 5% of the equity of Cullinan Florentine on a fully-diluted basis.

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

In June 2021, Cullinan MICA’s board of directors authorized the first additional closing where investors of Series A Senior Preferred Stock purchased an additional $8.0 million of Series A Senior Preferred Stock of Cullinan MICA. The Company purchased 5,385,787 shares while other investors purchased 702,495 shares for $7.1 million and $0.9 million, respectively. As a result of these transactions, our ownership percentage in Cullinan MICA increased to 45%, which remains as of December 31, 2021.

Subject to the completion of Cullinan MICA’s Series A financing, we will own 54% of the fully-diluted capital stock outstanding. Pursuant to a voting agreement, by and among Cullinan MICA, us, and other stockholders of Cullinan MICA, of the five-person board of directors, we have the right to appoint three members of the board of directors.

Cullinan Apollo

Cullinan Apollo, incorporated in November 2018, was our partially-owned operating subsidiary that was formed around VK-2019. In December 2018, Cullinan Apollo licensed the exclusive worldwide rights to VK-2019, an Epstein-Barr Nuclear Antigen 1 inhibitor, from The Wistar Institute, or Wistar. Cullinan Apollo also entered into a Collaborative Research Agreement with Wistar to continue preclinical research and development of VK-2019. In May 2020, Cullinan Apollo discontinued development of VK-2019 and terminated its license and collaboration agreements with Wistar. Cullinan Apollo was dissolved in August 2021.

Components of Our Results of Operations

Revenue

For the year ended December 31, 2021, we recognized $18.9 million of revenue, relating to the upfront fee earned from the Zai License Agreement. We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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
•
payments made under third-party licensing agreements; and
•
direct and allocated costs related to facilities, information technology, personnel and other overhead.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or consumed or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

We incurred increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and programs and our continued research activities.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, short-term investments and long-term investments.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
License revenue	$18,943	$—
Operating expenses:
Research and development	57,751	43,211
General and administrative	29,146	17,124
Total operating expenses	86,897	60,335
Loss from operations	(67,954)	(60,335)
Other income (expense):
Interest income	477	888
Other income (expense), net	(8)	(11)
Net loss	(67,485)	(59,458)
Net loss attributable to noncontrolling interest	(1,915)	(7,659)
Net loss attributable to common stockholders of Cullinan	$(65,570)	$(51,799)

Research and Development Expenses

	Year Ended December 31,
(in thousands)	2021	2020	Change
Cullinan Pearl (CLN-081)	$22,723	$8,253	$14,470
Cullinan MICA (CLN-619)	8,797	10,352	(1,555)
Cullinan Florentine (CLN-049)	6,442	9,659	(3,217)
Cullinan Amber (CLN-617)	2,231	720	1,511
Total Asset Subsidiaries expenses	$40,193	$28,984	$11,209
Early stage research	4,878	6,031	(1,153)
Other personnel and unallocated	3,802	2,296	1,506
Equity-based compensation	8,878	5,900	2,978
Total research and development expenses	$57,751	$43,211	$14,540

Research and development expenses were $57.8 million for the year ended December 31, 2021, compared to $43.2 million for the year ended December 31, 2020. We separately disclosed additional details for the research and development expenses incurred in connection with the research and development activities conducted for the product candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl, as we believe they represent key portfolio value drivers.

The net increase of $11.2 million of research and development expenses of the Asset Subsidiaries were primarily due to the following ongoing research and development activities for our active programs: (i) increase in trial enrollment and chemistry, manufacturing and controls, or CMC costs relating to CLN-081 of $14.5 million, (ii) increase in preclinical and CMC costs to support IND enabling activities for CLN-619 of $5.0 million offset by a non-recurring non-cash charge of $6.5 million taken in May 2020 for the asset acquisition of CLN-619, (iii) a decrease in preclinical and CMC activity for CLN-049 of $3.2 million relating to the completion of development and manufacturing activity of the drug product and (iv) increase in preclinical and CMC costs to support IND enabling activities for CLN-617 of $1.5 million.

The remaining net increase of $3.3 million in research and development expenses were primarily related to equity-based compensation expense for stock options granted under the 2021 Stock Option and Incentive Plan of $3.0 million, increased headcount and expansion of operations of $1.5 million, offset by a $2.4 million decrease in expenses from the wind down of clinical trial activities for VK-2019 and $1.2 million increase in early stage research activities.

General and Administrative Expenses

General and administrative expenses were $29.1 million for the year ended December 31, 2021 compared to $17.1 million for the year ended December 31, 2020. The increase of $12.0 million was primarily due to a net increase of $6.4 million in equity-based compensation expense where the Company recorded a non-recurring charge of $6.7 million in the fourth quarter of 2021 due to the transition of our chief executive officer, $2.5 million in directors' and officers' liability insurance and other corporate fees, $1.7 million due to increased headcount to support operations of a public company, $0.5 million for patent fees and $0.6 million costs for system upgrades to enhance information technology environment.

Other Income, Net

Other income, net was $0.5 million during the year ended December 31, 2021 compared to $0.9 million during the year ended December 31, 2020. The decrease of $0.4 million was primarily related to a higher interest income earned in the prior year.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interests were $1.9 million and $7.7 million for the years ended December 31, 2021 and 2020, respectively. Net loss attributable to noncontrolling interests was lower in 2021 compared to 2020, which was primarily due to the allocation of income from the Zai License Agreement to the noncontrolling interests shareholders of Cullinan Pearl. Net loss attributable to noncontrolling interests of $7.7 million for the year ended December 31, 2020 was primarily related to the acquisition of our Asset Subsidiary, Cullinan MICA, of $5.4 million and the issuance of anti-dilution shares in our Asset Subsidiaries, of $1.2 million.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $290.5 million and long-term investments of $140.4 million.

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

Cash Flows

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(43,433)	$(29,772)
Net cash used in investing activities	(333,775)	(5,420)
Net cash provided by financing activities	268,784	140,140
Net (decrease) increase in cash and cash equivalents	$(108,424)	$104,948

Cash Flow from Operating Activities

For the year ended December 31, 2021, operating activities used $43.4 million of cash and primarily consisted of our net loss of $67.5 million, changes in net operating assets and liabilities of $3.5 million, and offset by non-cash charges of $27.6 million. Our non-cash charges of $27.6 million primarily consisted of $24.4 million from equity-based compensation expense and a $3.1 million from amortization or accretion on marketable securities.

For the year ended December 31, 2020, operating activities used $29.8 million of cash and primarily consisted of our net loss of $59.5 million, offset by changes in net operating assets and liabilities of $6.9 million, and non-cash charges of $22.8 million. Our non-cash charges of $22.8 million primarily consisted of $14.9 million from equity-based compensation expense, $6.4 million relating to the IPR&D charge in connection with the acquisition of MICA and a $1.2 million license expense in exchange for subsidiary capital stock.

Cash Flow from Investing Activities

For the year ended December 31, 2021, investing activities used $333.8 million of cash and primarily consisted of $525.8 million used for the purchases of marketable securities offset by $192.0 million proceeds from the sales and maturities of marketable securities.

For the year ended December 31, 2020, investing activities used $5.4 million of cash and primarily consisted of net $6.8 million used for the purchases of marketable securities, less than $0.1 million for the purchases of property and equipment, offset by $1.5 million of cash acquired in the MICA asset acquisition.

Cash Flow from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $268.8 million, which primarily consisted of net proceeds from our initial public offering of $267.3 million, proceeds from stock option exercises of $3.3 million, offset by payment of deferred offering costs of $2.7 million.

For the year ended December 31, 2020, net cash provided by financing activities was $140.1 million, which primarily consisted of net proceeds from the issuance of common stock equivalents of $138.9 million and net proceeds related to the issuance of noncontrolling interests of $1.2 million.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of our product candidates. In addition, we have and will continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts and submit investigational new drug applications, or INDs, for our product candidates and programs;
•
conduct preclinical studies and clinical trials for our current and future product candidates;
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
•
hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, general and administrative, commercial, and scientific personnel; and
•
develop, maintain, expand, and protect our intellectual property portfolio.

As a publicly-traded company, we incurred significant legal, accounting and other expenses. We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

To achieve compliance with Section 404 after we no longer qualify as an emerging growth company, we will be required to provide an attestation of our internal controls over financial reporting processes, or ICFR, which will require additional costs and personnel. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, short-term and long-term investments, will be sufficient to fund operations through 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates and programs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results, and costs of drug discovery, laboratory testing and preclinical and clinical development for our current and future product candidates;
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
•
timing delays with respect to preclinical and clinical development of our current and future product candidates, including as result of the COVID-19 pandemic;
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

•
the sales price and availability of adequate third-party coverage and reimbursement for our product candidates, if and when approved; and
•
the ongoing costs of operating as a public company.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheet as of December 31, 2021 and 2020.

We have entered into an operating lease commitment for $3.8 million for our corporate headquarter. Operating lease obligations as of December 31, 2021 were $1.5 million, with $0.6 million payable within 12 months. See Note 10, to our consolidated financial statements for further detail on our obligations and the timing of expected future payments.

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

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests in our consolidated statements of operations is a result of our investments in our consolidated entities, which include Cullinan Amber, Cullinan Florentine, Cullinan Pearl and Cullinan MICA, and consists of the portion of the net loss of those consolidated entities that is not allocated to us. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value, or HLBV, method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that we and our noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. We calculate the share of the noncontrolling interests' earning or losses based on the change to the noncontrolling interests' claim on the net asset of each Asset Subsidiaries. Management's estimates of assets, liabilities, costs and expenses impacted the determination of the net asset value of each Asset Subsidiaries.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. Upon satisfaction of our performance obligation to Zai Lab in the first quarter of 2021, we recognized revenue of $18.9 million from our license agreement with Zai Lab. The amount recognized represented the upfront fee less foreign tax withholdings as Pearl does not expect to recover such amounts.

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

Equity-Based Compensation Expense

We estimate the fair value of the stock options using the Black-Scholes option pricing model, which requires the input of objective and subjective assumptions. Certain assumptions used, including the fair value of our common stock prior to the time of the initial public offering and stock price volatility, represent management’s estimates and involve inherent uncertainties and the application of management’s judgment and selection of comparable companies. We do not have sufficient historical or implied volatility data for our common stock necessary to estimate expected volatility over a period of time commensurate with the expected term of our stock option awards. For such reporting periods, we estimated expected volatility based the common stock of a selected peer group of similar publicly traded companies for which sufficient historical volatility data was available. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A reduction in the carrying value of the deferred tax assets is required when it is not more likely than not that such deferred tax assets are not realizable. Judgement is required to if certain income tax positions are more likely than not of being sustained and may change from period to period when there is a change in judgement. Due to the Company's lack of earnings history, management determined that a full valuation allowance is required to offset the net deferred tax assets at December 31, 2021 and 2020.

Emerging Growth Company and Smaller Reporting Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earliest to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
The exhibits filed as part of this Annual Report are set forth on the Exhibit Index immediately following our consolidated financial statements. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary.

The Company has elected not to include summary information.

CULLINAN ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cullinan Oncology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cullinan Oncology, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 17, 2022

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020(1)
Assets
Current assets:
Cash and cash equivalents	$59,774	$168,198
Short-term investments	230,692	42,008
Prepaid expenses and other current assets	6,098	2,072
Total current assets	296,564	212,278
Property and equipment, net	77	130
Other assets	147	2,300
Long-term investments	140,397	—
Total assets	$437,185	$214,708
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,169	$9,679
Accrued expenses and other current liabilities	8,577	4,641
Total current liabilities	11,746	14,320
Long-term liabilities:
Deferred rent	65	74
Total liabilities	11,811	14,394
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 150,000,000 and 34,900,878 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 44,292,102 and 29,831,125 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.	4	3
Additional paid-in capital	584,714	292,348
Accumulated other comprehensive loss	(838)	(2)
Accumulated deficit	(158,909)	(93,339)
Total Cullinan stockholders' equity	424,971	199,010
Noncontrolling interests	403	1,304
Total stockholders' equity	425,374	200,314
Total liabilities and stockholders' equity	$437,185	$214,708

See accompanying notes to the consolidated financial statements.

(1) The consolidated balance sheet as of December 31, 2020 is derived from the consolidated financial statements as of that date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020(1)
License revenue	$18,943	$—
Operating expenses:
Research and development	57,751	43,211
General and administrative	29,146	17,124
Total operating expenses	86,897	60,335
Loss from operations	(67,954)	(60,335)
Other income (expense):
Interest income	477	888
Other income (expense), net	(8)	(11)
Net loss	(67,485)	(59,458)
Net loss attributable to noncontrolling interest	(1,915)	(7,659)
Net loss attributable to common stockholders of Cullinan	$(65,570)	$(51,799)
Net loss per share, basic and diluted	$(1.52)	$(2.60)
Total weighted-average shares used in computing net loss per share, basic and diluted	43,077,330	19,887,307
Comprehensive loss:
Net loss	$(67,485)	$(59,458)
Unrealized gain/(loss) on investments	(836)	2
Comprehensive loss	$(68,321)	$(59,456)
Comprehensive loss attributable to noncontrolling interest	(1,915)	(7,659)
Comprehensive loss attributable to Cullinan	$(66,406)	$(51,797)

See accompanying notes to the consolidated financial statements.

(1) The shares and per share amounts for the year ended December 31, 2020 were derived from the consolidated financial statements as of that date and were retroactively adjusted as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Noncontrolling Interests in	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Subsidiaries	Capital	Loss	Deficit	Equity
Balances at December 31, 2019 (1)	18,738,734	$2	$864	$138,543	$(4)	$(41,540)	$97,865
Issuance of common stock equivalents (1) net of issuance costs of $213	1,297,700	—	—	14,037	—	—	14,037
Issuance of common stock equivalents (1) net of issuance costs of $6,359	9,461,414	1	—	124,840	—	—	124,841
Noncontrolling interest acquired in MICA	—	—	5,673	—	—	—	5,673
Issuance subsidiary preferred stock	—	—	1,206	—	—	—	1,206
Issuance subsidiary common stock	—	—	1,183	—	—	—	1,183
Equity-based compensation	320,228	—	38	14,872	—	—	14,910
Stock option exercises	13,049	—	—	56	—	—	56
Unrealized gain on investments	—	—	—	—	2	—	2
Net loss	—	—	(7,659)	—	—	(51,799)	(59,458)
Balances at December 31, 2020(1)	29,831,125	$3	$1,305	$292,348	$(2)	$(93,339)	$200,315
Initial public offering net of issuance costs of $22,870	13,685,000	1	—	264,515	—	—	264,516
Issuance of common stock under employee stock purchase plan	12,977	—	—	218	—	—	218
Issuance subsidiary preferred stock	—	—	923	—	—	—	923
Issuance subsidiary common stock	—	—	67	—	—	—	67
Equity-based compensation	—	—	23	24,352	—	—	24,375
Stock option exercises	763,000	—	—	3,281	—	—	3,281
Unrealized loss on investments	—	—	—	—	(836)	—	(836)
Net loss	—	—	(1,915)	—	—	(65,570)	(67,485)
Balances at December 31, 2021	44,292,102	$4	$403	$584,714	$(838)	$(158,909)	$425,374

See accompanying notes to the consolidated financial statements.

(1) The consolidated balance sheets as of December 31, 2020 and 2019 are derived from the consolidated financial statements as of such date and was retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(67,485)	$(59,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53	62
Equity-based compensation expense	24,375	14,910
Amortization or accretion on marketable securities	3,098	233
License expense in exchange for subsidiary common stock	67	1,183
Acquired in-process research and development assets	—	6,447
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,269)	(462)
Other assets	—	(18)
Accounts payable	(4,835)	5,581
Accrued expenses and other current liabilities	4,563	1,750
Net cash used in operating activities	(43,433)	(29,772)
Investing activities:
Purchases of property and equipment	—	(10)
Net cash acquired in Mica asset acquisition	—	1,450
Purchase of marketable securities	(525,813)	(69,763)
Proceeds from sales and maturities of marketable securities	192,038	62,903
Net cash used in investing activities	(333,775)	(5,420)
Financing activities:
Proceeds from issuance of common stock equivalents(1)	—	145,450
Proceeds from initial public offering	267,268	—
Payment of issuance costs related to common stock equivalents(1)	—	(6,572)
Payment of deferred offering costs	(2,688)	—
Proceeds from issuance of noncontrolling interests	923	1,206
Proceeds from stock options exercises	3,281	56
Net cash provided by financing activities	268,784	140,140
Net decrease in cash and cash equivalents	(108,424)	104,948
Cash and cash equivalents at beginning of period	168,198	63,250
Cash and cash equivalents at end of period	$59,774	$168,198

SUPPLEMENTAL NONCASH DISCLOSURE
Noncash financing activities
Deferred offering costs paid in the prior year	$65	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$2,093

See accompanying notes to consolidated financial statements.

(1) Changes in equity activities for the year ended December 31, 2020 were retroactively adjusted, including shares and per share amounts, as a result of the Reorganization and Reverse Stock Split. See Note 3 to the consolidated financial statements for additional details.

CULLINAN ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Oncology, Inc., together with its consolidated subsidiaries (Cullinan or the Company), is a biopharmaceutical company developing a diversified pipeline of targeted oncology therapies for cancer patients. Cullinan’s predecessor company, Cullinan Pharmaceuticals, LLC was formed in September 2016 and was subsequently renamed Cullinan Oncology, LLC (the LLC) in November 2017. The LLC’s wholly-owned subsidiary, Cullinan Management, Inc. (Management), was formed in September 2016 and became the surviving entity in a reverse merger with the LLC in January 2021. In February 2021, the Company changed its name from Cullinan Management, Inc. to Cullinan Oncology, Inc.

As of December 31, 2021, the Company had four development subsidiaries, or Asset Subsidiaries: Cullinan Amber Corp. (Amber), Cullinan Florentine Corp. (Florentine), Cullinan MICA Corp. (MICA) and Cullinan Pearl Corp. (Pearl). As of December 31, 2020, the LLC had five development subsidiaries: Amber, Cullinan Apollo Corp. (Apollo), Florentine, MICA and Pearl. Apollo was dissolved in August 2021.

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

Immediately prior to the effectiveness of the Company’s registration statement, the Company completed its reorganization, whereby the LLC merged with and into Management and Management was the surviving entity. Management was the registrant in the IPO. Pursuant to the Reorganization, all outstanding Redeemable Preferred Units, Non-Voting Incentive Units and common units converted into shares of Management common stock while common unit options were exchanged for stock options. Immediately following the Reorganization, the Company effected a one-for-7.0390 reverse stock split of its issued and outstanding shares of common stock (the Reverse Stock Split).

Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements prior to the Reorganization and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and Reverse Stock Split.

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control. The Company has incurred losses since inception and has an accumulated deficit of $158.9 million as of December 31, 2021.

Since inception, the Company has funded its operations primarily through the sale of equity securities. The Company expects that its cash, cash equivalents and short-term investments of $290.5 million and long-term investments of $140.4 million as of December 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these consolidated financial statements.

(2)
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with applicable rules and regulations of the United States Securities and Exchange Commission (SEC) for financial reporting. The consolidated financial statements include accounts of the Company and its consolidated subsidiaries. All intercompany balances have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

In the opinion of the Company's management, the consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the Company’s financial position, its results of operations and comprehensive loss and its cash flows for the periods presented.

Use of Estimates

The preparation of the accompanying consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates the estimates, including those related to expenses and accruals. The Company’s management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreements, accrued research and development costs, the valuation of acquired in-process research and development asset and the fair value of equity awards issued by the Company and its subsidiaries prior to the IPO. Actual results may differ from these estimates under different assumptions or conditions.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company evaluates each of its subsidiaries to determine whether the entity represents a variable interest entity (VIE) for which consolidation should be evaluated under the VIE model, or alternatively, if the entity is a voting interest entity, for which consolidation should be evaluated using the voting interest model (VOE). The Company concluded that none of its subsidiaries is a VIE and has consolidated each subsidiary under the VOE. Under the VOE, the Company consolidates the entity if it determines 1) that it directly, or indirectly, has greater than 50% of the voting shares or other equity holders do not have substantive voting, participation, or liquidation rights, or 2) when the company has a controlling financial interest through its control of the board of directors, and the significant decisions of the entity are made at the board level.

The Company has either created or made investments in the following Asset Subsidiaries:

Consolidated Entities	Relationship as of December 31, 2021	Date Control First Acquired
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019
Cullinan Mica Corp.	Partially-owned Subsidiary	May 2020
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018

Noncontrolling Interests

To the extent that ownership interests in the subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that the Company and the noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. At December 31, 2021, investors and licensors held noncontrolling interests in Amber, Florentine, MICA and Pearl. At December 31, 2020, investors and licensors held noncontrolling interests in Amber, Apollo, Florentine, MICA and Pearl. Refer to Note 4 for details relating to the license agreements and Note 6 for details relating to the noncontrolling interests.

For the years ended December 31, 2021 and 2020, $1.9 million and $7.7 million of net loss, respectively, were attributable to noncontrolling interests and are recorded in the consolidated statements of operations and comprehensive loss and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders' equity.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For years ended December 31, 2021 and 2020, the Company recognized $0.8 million in unrealized loss and less than $0.1 million in unrealized gain on investments, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents consist of government-backed money market funds.

Investments

Investments not classified as cash equivalents with maturities of less than twelve months are classified as short-term investments in the consolidated balance sheets. Investments with maturities greater than twelve months for which the Company has the intent and ability to hold the investment for greater than twelve months are classified as long-term investments in the consolidated balance sheets. The Company generally holds investments in marketable securities.

Marketable securities are carried at estimated fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of marketable securities is based on available market information. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest and dividends are also included in interest income. The Company periodically reviews its marketable securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. Declines in fair value judged to be other-than-temporary on marketable securities, if any, are included in other income (expense), net.

The Company recognized its short-term and long-term investments by security type at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$98,642	$—	$(95)	$98,547
Commercial paper	114,174	—	(27)	114,147
U.S. government notes	18,033	—	(35)	17,998
Total short-term investments	230,849	—	(157)	230,692
Long-term investments
Corporate notes	117,868	—	(596)	117,272
Asset-backed securities	3,044	—	(8)	3,036
U.S. government notes	20,166	—	(77)	20,089
Total long-term investments	141,078	—	(681)	140,397
Total investments	$371,927	$—	$(838)	$371,089

The Company recognized its short-term investments by security type at December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate notes	$12,780	$—	$(3)	$12,777
Commercial paper	24,473	—	—	24,473
Asset-backed securities	4,757	1	—	4,758
Total investments	$42,010	$1	$(3)	$42,008

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

The following table sets forth the fair value of the Company’s financial assets as of December 31, 2021, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$35,925	$—	$—	$35,925
Money market funds	23,849	—	—	23,849
Total cash and cash equivalents	59,774	—	—	59,774
Short-term investments
Corporate notes	—	98,547	—	98,547
Commercial paper	—	114,147	—	114,147
U.S. government notes	—	17,998	—	17,998
Total short-term investments	—	230,692	—	230,692
Long-term investments
Corporate notes	—	117,272	—	117,272
Asset-backed securities	—	3,036	—	3,036
U.S. government notes	—	20,089	—	20,089
Total long-term investments	—	140,397	—	140,397
Total cash, cash equivalents and investments	$59,774	$371,089	$—	$430,863

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

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company incurred $2.7 million of deferred offering costs in 2020 and recorded such amounts against the gross proceeds of the Company’s IPO within the statements of stockholders’ equity for the year ended December 31, 2021.

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

Property and equipment consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Computers	$70	$70
Office furniture and equipment	134	134
Leasehold improvements	105	105
Total property and equipment, gross	309	309
Less: accumulated depreciation	(232)	(179)
Total property and equipment, net	$77	$130

Depreciation expense was less than $0.1 million for each of the years ended December 31, 2021 and 2020.

Accrued liabilities and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued bonus	$2,576	$1,763
Professional fees and other	973	1,049
Research and development costs	5,028	1,829
	$8,577	$4,641

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

Research and Development Expenses

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

The Company estimated the fair of the stock options using the Black-Scholes option pricing model, which requires the input of objective and subjective assumptions. Certain assumptions used, including the fair value of the Company’s common stock prior to IPO and stock price volatility, represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

The Company classifies equity-based compensation in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Current income taxes are based on taxable income for federal and state reporting purposes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is provided when it is more likely than not that some portion, or all of a deferred tax asset will not be realized. Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance at both December 31, 2021 and 2020.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount of benefit that is greater than fifty percent likely to be realized upon settlement. Changes in measurement are reflect in the period in which the change in judgment occurs.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Recently Adopted Accounting Pronouncements

In August 2020, FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which, among other things, provides guidance on how to account for contracts on an entity’s own equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, ASU 2020-06 eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, ASU 2020-06 requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. ASU 2020-06 may be applied on a full retrospective or modified retrospective basis. ASU 2020-06 became effective January 1, 2022 including interim periods presented within that year. Early adoption of the ASU is permitted by the Company effective January 1, 2021. The Company adopted ASU 2020-06 beginning on January 1, 2021. The adoption of ASU 2020-06 did not materially impact the Company’s consolidated financial statements and associated disclosures.

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

The Company will adopt ASU 2016-02 in the first quarter of 2022 using a modified retrospective approach under which the cumulative effect of initially applying the standard will be recognized as an adjustment to its opening 2022 retained earnings, with no restatement of prior year amounts. The Company will apply an optional package of practical expedients intended to ease transition to the standard for existing leases by, among its provisions, allowing the Company to carry forward its original lease classification conclusions without reassessment. The Company also intends to elect application of the practical expedient to not separate non-lease components from lease components for purposes of measuring its lease-related balances.

Based on assessment efforts to date, the Company estimates that the adoption of ASU 2016-02 will result in initial increases in its long-term assets and liabilities of approximately $1.3 million to $1.4 million relating to its existing lease commitments that will become subject to balance sheet recognition. These balances will fluctuate over time as the Company's lease portfolio changes as a result of ongoing lease-related activity. The standard also requires enhanced quantitative and qualitative lease-related disclosures. Recognition of lease expense in the consolidated statement of operations and comprehensive loss will not significantly change.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard became effective beginning January 1, 2022. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial position and consolidated results of operations upon adoption.

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

The Reorganization was accounted for as a reverse acquisition, where the LLC was determined to be the accounting acquirer and Management to be the legal acquiree, and recapitalization for financial reporting purposes. Accordingly, the historical financial statements of the LLC became the Company’s historical financial statements, including the comparative prior periods. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted, where applicable, for all periods presented. The shares of the Company’s common stock for periods prior to the Reorganization represent the outstanding units of the LLC recalculated to give effect to the Reorganization and Reverse Stock Split.

All LLC units that were previously reported as Redeemable Preferred Units, or temporary equity, were converted to common stock of the Company upon the execution of the Reorganization and have been reclassified to stockholders’ equity for all periods presented, as if the Reorganization occurred at the beginning of the earliest period presented in the Company’s financial statements for the years ended December 31, 2020 and 2019:

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

(4)
License and Collaboration Agreements

The following table summarizes the impact of research and development costs related to the collaboration and license agreements on the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
	(in thousands)
Adimab	$46	$1,318
Amber - MIT	71	333
Apollo - Wistar	—	355
Florentine - Tubigen	—	912
Pearl - Taiho	3,000	531
	$3,117	$3,449

Adimab

In November 2018, the Company entered into a collaboration agreement with Adimab, LLC (Adimab) (the Adimab Collaboration Agreement). Pursuant to the Adimab Collaboration Agreement, the Company selected a number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies based upon mutually agreed upon research plans. Under the Adimab Collaboration Agreement, the Company has the ability to select a specified number of additional biological targets against which Adimab will provide additional antibody discovery and optimization services.

During the research term and evaluation term for a given research program with Adimab, the Company has a non-exclusive worldwide license under Adimab’s technology to perform certain research activities and to evaluate the program antibodies to determine whether the Company wants to exercise its option to obtain a royalty-free, fully paid, non-exclusive license to exploit such antibodies and sublicense through multiple tiers.

Under the Adimab Collaboration Agreement, the Company paid a one-time, non-creditable, non-refundable technology access fee. The Company is also required to pay an annual access fee and research funding fees in connection with Adimab’s full-time employees’ compensation for performance of Adimab’s obligations under the Adimab Collaboration Agreement. The Company is also obligated to make certain research delivery, clinical and sales milestone payments to Adimab on a program-by-program basis, subject to certain reductions and discounts.

The Company is obligated to pay certain royalty payments on a product-by-product basis at a low single-digit percentage of annual aggregate worldwide net sales. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the later of (a) a certain low double-digit number of years after the first commercial sale of such product in such country and (b) the expiration of the last issued and not expired, permanently revoked, or invalid claim within a program patent covering such product.

The Company may terminate the Adimab Collaboration Agreement at any time, for any reason, upon a specified period advance written notice. The term of the Adimab Collaboration Agreement expires upon the last research program’s evaluation term in the event no Adimab Option is exercised or in the event an Adimab Option is exercised, after the royalty term expires at the later of a specified period or invalid patent coverage of the relevant product.

Amber—Massachusetts Institute of Technology

In December 2019, Amber entered into an Exclusive Patent License Agreement with Massachusetts Institute of Technology (MIT) to develop a cancer immunotherapy product worldwide (the MIT License Agreement). Under the terms of the MIT License Agreement, Amber paid an upfront nonrefundable license fee of less than $0.1 million upon execution. Additionally, Amber issued 200,066 shares of its common stock to MIT and the licensed technology founder upon execution of its Series A Preferred financing in April 2020 as consideration for the licenses granted and incurred $0.2 million of license expenses. In June 2021, Amber issued 153,229 shares of its common stock to MIT as anti-dilution shares upon execution of an additional Series A Preferred financing and incurred less than $0.1 million of license expenses related to the shares issued during 2021.

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

Furthermore, Amber is required to pay running low single digit royalty percentage on net sales of all licensed products for each reporting period, subject to certain offsets or reductions. The royalties due to MIT for net sales of the licensed product shall not be reduced by more than a mid-double digit percentage. Amber is also required to share any income from sublicensing the licensed products, with the percentage to be determined by the clinical phase of the licensed product, no greater than low-to mid-double digit percentages. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the expiration or abandonment of all issued patents and filed patent applications within the patent rights.

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

Florentine—Tübingen License Agreement

In August 2020, Florentine entered into an Exclusive License Agreement (the Tübingen License Agreement) with Deutsches Krebsforschungszentrum (DKFZ), Eberhard Karls University of Tübingen, Faculty of Medicine (University of Tübingen) and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen (UFE). Pursuant to the Tübingen License Agreement, DKFZ and University of Tübingen, collectively referred to as the Licensor, granted to Florentine an exclusive worldwide, milestone- and royalty-bearing license under certain licensed patent rights, applications, technical information and know-how, with the right to grant sublicenses through multiple tiers to research, develop, commercialize or otherwise exploit licensed products within the field.

Florentine is required to pay to the Licensor an upfront, non-refundable, non-creditable option exercise fee of $0.6 million. As partial consideration for the licenses, Florentine issued to DKFZ and UFE 758,246 and 348,682 shares of Florentine common stock, respectively, who together own five percent (5%) of Florentine’s fully diluted shares outstanding as December 31, 2021. DKFZ and UFE were also granted the right to appoint one representative to the board of directors of Florentine.

Additionally, Florentine shall pay certain non-refundable, non-creditable milestone payments to the Licensor upon the occurrence of certain clinical and regulatory events related to a licensed product. Each milestone payment is paid one time only up to a certain payment amount. No milestones have been achieved to date under the Tübingen License Agreement.

Pearl—Taiho Pharmaceuticals, Co. Ltd

In February 2019, Pearl entered into a license and collaboration agreement with Taiho Pharmaceuticals, Co. Ltd (Taiho Pharma) to develop a novel epidermal growth factor receptor (EGFR) inhibitor (the Taiho License Agreement).

As consideration for the license for worldwide exclusive development rights, excluding Japan, Pearl paid an initial, non-refundable, non-creditable license fee of $2.5 million and issued, to Taiho Ventures, LLC (Taiho Ventures) an affiliate of Taiho Pharma, 1,860,000 shares of its common stock in 2019. In addition, Pearl is obligated to pay non-refundable, non-creditable research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in an aggregate amount of up to $154.5 million for development, regulatory and sales milestones. Each milestone is payable only once. No milestones have been achieved to date under the Taiho License Agreement.

Furthermore, Pearl is required to pay running low single digit to low double digit royalty percentages of annual aggregate net sales worldwide outside Japan on a country-by-country and product-by-product basis during the royalty term, subject to certain offsets, deductions or reductions related to loss or impairment of exclusivity in the territory. The obligation to pay royalties is imposed only once with respect to net sales of the same unit of a licensed product. Such royalty obligations will expire on a country-by-country and product-by-product basis upon the later of (a) the expiration of the last patent which covers a product in such country, (b) the expiration of any exclusivity granted by a regulatory authority and (c) a low double-digit anniversary following the first commercial sale of a product in such country.

In the event (i) Taiho Pharma does not exercise its right of negotiation with respect to a licensed product or (ii) Taiho Pharma does exercise its right of negotiation, but the parties do not consummate a transaction, then at the time Pearl enters into a subsequent transaction with a third party for (a) less than all or less than substantially all of Pearl’s rights in a licensed product, Pearl is also obligated to pay Taiho Pharma a mid-single digit percentage of revenue from such transactions or (b) all or substantially all of Pearl’s rights in a licensed product, Pearl is obligated to pay Taiho Pharma a low single digit percentage of revenue from such transactions, provided, however, that such payment under (b) shall not be required following the consummation of Pearl’s initial public offering.

In parallel with the execution of the Taiho License Agreement, Pearl entered into a Series A Preferred Stock Purchase Agreement with the Company and Taiho Ventures to sell up to 23,000,000 shares of Pearl’s Series A Preferred Stock for $1.00 per share for an aggregate purchase price of $23.0 million. The Company and Taiho Ventures invested $14.0 million in the initial closing. The Series A Preferred Stock Purchase Agreement obligated Pearl to sell, and the Company and Taiho Ventures to purchase, at $1.00 per share, the remaining 9,000,000 shares of Pearl’s Series A Preferred Stock at a subsequent closing, either upon the approval of Pearl’s board of directors or if the cash balance of Pearl is below $1.0 million. Pearl completed the second closing in August 2020. The Company determined that Pearl’s second Series A Preferred Stock tranche is separable and therefore a freestanding instrument, but the fair value of the tranche right is not material as of and for the year ended December 31, 2020. See Note 6 for further details.

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

As partial consideration of the license and rights granted to Zai Lab, Zai Lab paid Pearl a one-time, irrevocable, nonrefundable license fee of $20.0 million. In addition to the upfront fee, Zai Lab is obligated to pay Pearl, research and development, regulatory and sales milestone payments upon the occurrence of certain milestone events in the aggregate amount of up to $211.0 million, and tiered royalty payments based on the annual net sales of the licensed product. The upfront license fee was recognized in revenue. The Company will also recognize the milestone and royalty payments in revenue once they are earned. No milestones have been achieved to date under the Zai License Agreement.

The upfront payment received by Pearl was subject to foreign tax withholdings. When the licensed IP and technology know-how was transferred to Zai Lab in January 2021, Pearl recognized revenue of $18.9 million, which represented the upfront fee less the foreign tax withholdings as Pearl does not expect to recover the amounts relating to the foreign tax withholdings.

In connection with the Taiho License Agreement, Pearl is obligated to pay Taiho Pharma a percentage of future revenue received from Zai Lab, including the upfront payment that was received in January 2021. Upon receipt of the upfront payment, Pearl recognized $3.0 million payable to Taiho Pharma within research and development expenses in the consolidated statements of operations and comprehensive loss.

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

On the Acquisition Date, MICA (formerly PDI Therapeutics) authorized the issuance of 72,890,797 shares, of which 39,000,000 was designated as common stock and 33,890,797 was designated as preferred stock. Of the authorized preferred stock, MICA designated 1,999,998 shares as Series A Junior Preferred Stock, 652,371 shares as Series A-1 Junior Preferred Stock, 11,451,514 shares as Series A-2 Junior Preferred Stock, and 19,786,914 shares as Series A Senior Preferred Stock (collectively the Series Preferred Stock). Following the initial close in May 2020, MICA had 22,829,406 shares outstanding, including 6,088,282 shares of Series A Senior Preferred Stock (of which the LLC held 5,385,787 shares), 602,784 shares of common stock, and 14,103,883 shares of Series A, A-1 and A2 Junior Preferred Stock described above. In addition, there were 2,034,457 shares of common stock underlying options reserved under MICA's equity plan (of which 1,826,402 was reserved for future issuances to MICA’s directors and officers, as well as former employees of PDI Therapeutics).

Other than the Series A-1 Junior Preferred Stock, which shares are non-voting, the Series Preferred Stock of MICA vote equally with the shares of common stock of MICA. In addition to any other vote or consent, the vote or written consent of a majority of the holders of Series A Senior Preferred Stock is required for certain actions, including redemptions, dividends, distributions, dissolutions, creation of new classes of stock, mergers, sale of MICA or its assets, and amendments to the certificate of incorporation, as well as other actions. The other classes of Series Preferred Stock have voting rights pertaining to the increase or decrease in the authorized number of shares of their respective classes.

The Company’s initial purchase represented approximately 24% of MICA’s fully diluted shares outstanding, including shares reserved for future issuance, and 88.5% of the Series A Senior Preferred Stock outstanding. The Company can increase its ownership to approximately 54% of MICA’s fully diluted shares outstanding with the subsequent closings. Additionally, as part of the transaction and as outlined in the Voting Agreement dated May 28, 2020, among the Company and other stockholders of MICA, MICA increased the size of its board of directors from four to five directors, of which three directors are designated by the Company.

The Company also entered into a Services Agreement with MICA under which the Company will perform functions required for MICA’s operations, including accounts payable, cash management, record keeping, research and development, and accounting services.

Given the Company’s ownership of the Series A Senior Preferred Stock and its majority representation on MICA’s board of directors, the Company's obtained a controlling interest in MICA on the Acquisition Date. Further, the Company evaluated the MICA transaction and determined that MICA is not a variable interest entity; however, due to the controlling interest in MICA, the Company will consolidate MICA under the voting interest model.

The Company evaluated the change in control of MICA and concluded that the change in control was an asset acquisition rather than a business combination as substantially all of the value in MICA resided in CLN-619, the IPR&D asset developed by MICA. The cost of the assets was calculated as the sum of the fair value of the Company’s investment in MICA, the fair value of the noncontrolling interests in MICA and the Company’s transaction costs. This cost was allocated to the assets acquired and liabilities assumed in the transaction based on their relative fair values. The amount allocated to the IPR&D asset acquired was $6.4 million and was charged to research and development expense within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2020 as it had no alternative future use at the time of the acquisition.

In December 2020, the stockholders and the board of directors of MICA approved an amendment to its equity plan that decreased the authorized amount of shares under its equity plan such that no further grants could be made under its equity plan. Any authorized but unissued shares under the equity plan were returned to the status of authorized, unissued shares of common stock.

In June 2021, the MICA board authorized the first additional closing and the Company purchased an additional 5,385,787 shares of Series A Senior Preferred Stock for $7.1 million and certain existing shareholders purchased an additional 702,495 shares of Series A Senior Preferred Stock for $0.9 million pursuant to the MICA Purchase Agreement. Following the first additional closing, the Company’s ownership increased to 45% of MICA’s fully-diluted shares outstanding and remain as such at December 31, 2021.

(6)
Common Stock and Noncontrolling Interest in Subsidiaries

Common Stock

As of December 31, 2021 and 2020, 150,000,000 and 34,900,878 shares of common stock of the Company were authorized, respectively. Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through December 31, 2021.

The LLC’s outstanding Non-Voting Incentive Units have been retroactively adjusted to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and Reverse Stock Split.

Noncontrolling Interest in Subsidiaries

Certain subsidiaries issue common stock in connection with licensing agreements and to employees, directors and consultants pursuant to subsidiary equity incentive plans. The holders of subsidiary common stock are entitled to one vote per share. The holders of subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of preferred stock of the respective subsidiary.

In November 2020, the LLC entered into Restricted Stock Contribution Agreements (Contribution Agreements) with Amber, Florentine and Pearl where the LLC exchanged common units of the LLC for restricted common stock held by LLC employees at each of the subsidiaries. The LLC’s outstanding restricted common units have been retroactively adjusted to reflect the effect of the Reorganization and Reverse Stock Split. Refer to Note 3 for additional details relating to the Reorganization and the Reverse Stock Split.

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

In April 2020, pursuant to the MIT License Agreement between Amber and MIT, Amber issued 400,132 shares of its common stock, in exchange for no additional consideration as set forth in the MIT License Agreement.

In June 2021, upon election by Amber’s board of directors, Amber issued an additional 3,000,000 shares of its Series A Preferred Stock to the Company for gross proceeds of $3.0 million. In connection with the financing, Amber issued 153,229 shares of its common stock to MIT in exchange for no additional consideration, as set forth in the MIT License Agreement.

Under the HLBV method, less than $0.1 and $0.2 million of losses were attributed to the noncontrolling interests for the years ended December 31, 2021 and 2020, respectively.

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

The Company dissolved Apollo in August 2021. The Company did not allocate any losses to the noncontrolling interests for the years ended December 30, 2021 and 2020.

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

The Company did not allocate any losses to the noncontrolling interests for the year ended December 31, 2021. Under the HLBV method, $0.5 million of losses were attributed to noncontrolling interests for the year ended December 31, 2020.

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

In June 2021, pursuant the first additional closing as described in Note 5, the Company’s ownership interests in MICA increased to 45%.

Under the HLBV method, $1.1 and $5.4 million of losses were attributed to noncontrolling interests for the years ended December 31, 2021 and 2020, respectively.

Cullinan Pearl Corp.

In February 2019, Pearl entered into a Series A Preferred Stock Purchase Agreement with Taiho Ventures to sell up to 23,000,000 shares of Pearl’s Series A Preferred Stock for $1.00 per share. Pearl completed the initial closing of its Series A Preferred Stock where Pearl issued 14,000,000 shares of Series A Preferred Stock for $14.0 million to the Company and Taiho Ventures. In connection with the Taiho License Agreement, Pearl issued 1,860,000 shares of its common stock to Taiho Ventures as anti-dilution shares, in exchange for no cash consideration.

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

Under the HLBV method, $0.7 and $1.6 million of losses were attributed to noncontrolling interests for the years ended December 31, 2021 and 2020, respectively.

(7)
Equity-Based Compensation

Non-Voting Incentive Units

Prior to the Reorganization, the LLC’s 2016 Equity Incentive Plan (the 2016 Plan) provided for the grant of Non-Voting Incentive Units to employees, consultants, advisors and directors, as determined by the board of directors. Vesting was determined by the board of directors. Awards typically provided for vesting of 25% of units at the end of the first year of service with the remaining 75% vesting ratably on a monthly basis over the following three-year period. Unvested Non-Voting Incentive Units may not be sold or transferred by the holder and are subject to repurchase by the LLC if service terminates prior to vesting at a price equal to the amount the recipient paid for the Non-Voting Incentive Units. These restrictions lapse according to the time-based vesting conditions of each award. Non-Voting Incentive Units were granted at a price of not less than the fair value of the Common Unit on the date of grant.

The Non-Voting Incentive Units are subject to ASC 718 and are classified within equity. On the grant date, the fair value of the LLC’s Common Units for accounting purposes was determined by the board of directors, with input from management. Compensation expense is recognized on the Non-Voting Incentive Units using the fair value on the date of grant of $0.0001 per unit. Given the early stage nature of the underlying technology and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company used the current value method to fair value the Non-Voting Incentive Units granted since inception.

In October 2020, the Board of Directors adopted the 2020 Unit Option and Grant Plan and decreased the number of units available for future grants under the 2016 Equity Incentive Plan such that no more Non-Voting Incentive Units could be issued under the plan. The Company did not issue any Non-Voting Incentive Units during the year ended December 31, 2020.

As part of the Reorganization in January 2021, the total outstanding Non-Voting Incentive Units were cancelled and 1,689,949 shares of the Company’s common stock were issued in exchange. The amounts presented for Non-Voting Incentive Units included unvested outstanding awards that were exchanged for restricted stock of the Company.

The following table summarizes the Non-Voting Incentive Unit activities for the years ended December 31, 2021 and 2020 as if the Non-Voting Incentive Units were converted to restricted common stock of the Company at the earliest period presented:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding unvested as of December 31, 2019	580,334	$0.0001
Vested	(407,844)	0.0001
Outstanding unvested as of December 31, 2020	172,490	0.0001
Vested	(172,490)	0.0001
Outstanding unvested as of December 31, 2021	—	0.0001
Outstanding vested as of December 31, 2021	1,689,949	$0.0001

For the years ended December 31, 2021 and 2020, compensation expense and unrecognized compensation costs were nominal based on the grant date fair value of $0.0001 per share. All Non-Voting Incentive Units exchanged for restricted common stock were vested as of December 31, 2021.

Restricted Stock and Stock Option Grants of the Subsidiaries

Prior to the Reorganization, the respective boards of directors of certain subsidiaries have authorized equity incentive plans for the grant of stock options and restricted stock awards in the subsidiaries to employees, consultants, advisors and directors. Vesting is determined by each subsidiaries’ board of directors. Awards typically provide for vesting of 25% of units at the end of the first year of service with the remaining 75% vesting ratably on a monthly basis over the following three-year period. Unvested restricted shares may not be sold or transferred by the holder and are subject to repurchase by the subsidiaries if service terminates prior to vesting at a price equal to the amount the recipient paid for the restricted stock. These restrictions lapse according to the time-based vesting conditions of each award. Restricted common stocks are granted at a price of not less than the fair value of the common stock on the date of grant.

The restricted stock and stock options are subject to ASC 718 and are classified within equity. The fair values of Pearl common stock in 2018, and of Amber and Florentine common stock in 2019, for accounting purposes was determined by their respective boards of directors, with input from management, at $0.0001 per share.

Contribution and Unit Purchase Agreements with the Subsidiaries

In November 2020, the LLC entered into the Contribution Agreements with each holder of restricted stock of Amber, Florentine and Pearl. Pursuant to the Contribution Agreements, each holder contributed their respective shares of the restricted stock of the subsidiaries and in exchange, received in aggregate 2,231,363 restricted common units of the LLC entity under the 2020 Unit Option and Grant Plan with an aggregate value equal to the value of the restricted stock contributed to the LLC (the Restricted Stock Contribution). The LLC exchanged 368,974 units of the LLC restricted stock for 511,530 units of Amber restricted stock, 513,656 units of the LLC restricted stock for 728,678 units of Florentine restricted stock and 1,348,733 units of the LLC restricted stock for 1,869,834 units of Pearl restricted stock pursuant to the Contribution Agreements.

Simultaneous with the Restricted Stock Contribution, the board of directors of each of Amber, Florentine and Pearl accelerated the vesting of the unvested restricted stock immediately prior to the Restricted Stock Contribution. The acceleration facilitated the exchange of the units between the subsidiaries and the LLC. Subsequent to the exchange, all restricted common units of the LLC reverted to the original vesting schedule of the respective awards at the subsidiaries. Lastly, the board of directors of each of Amber, Florentine and Pearl terminated their respective stock option and grant plans. The remaining shares reserved for issuance under each respective stock option and grant plan for Amber and Florentine were retired to the status of authorized and unissued shares and in the case of Pearl, issued to the LLC in exchange for their fair value.

The Contribution Agreement is determined to be a cancellation of the restricted stock issued at the subsidiaries with a concurrent grant of a replacement award at the LLC and is accounted for as a modification.

Unit Purchase Agreement with Cullinan Pearl

In November 2020, the board of directors of Cullinan Pearl authorized the entry into a Common Unit Purchase Agreement (Unit Purchase Agreement) with the LLC pursuant to which Pearl purchased 22,868 common units of the LLC for a purchase price of $0.61 per common unit, for an aggregate purchase price of less than $0.1 million. Pearl then transferred those common units to two directors of Pearl in exchange for the cancellation of an aggregate 93,000 subsidiary stock options issued to those directors.

The common unit purchase between Pearl and the LLC and the subsequent exchange of the purchased units for the stock options issued to the directors is determined to be a cancellation of the stock options issued at Pearl with a concurrent grant of a replacement award at the LLC. The cancellation and concurrent grant of a replacement is accounted for as a modification.

Pursuant to the Contribution and Unit Purchase Agreements, the LLC exchanged 2,254,231 units of the LLC for restricted stocks and stock options held by employees, consultants, advisors and directors of the subsidiaries. The exchange provided for $1.2 million in excess fair value and on the effective date of the exchange, the Company recognized $0.2 million and $0.1 million of modification expense within research and development expense and general and administrative expense, respectively, in the consolidated statements of operations and comprehensive loss. The remaining excess fair value will be recognized over the vesting terms.

As part of the Reorganization in January 2021, all of the LLC units exchanged for restricted stock or stock options of the Subsidiaries were cancelled and 320,228 shares of the Company’s common stock were issued in exchange. The amounts presented for the exchange number of shares included unvested outstanding awards that were exchanged for restricted stock of the Company.

For the years ended December 31, 2021 and 2020, the Company recognized $0.4 million and $0.2 million of equity-based compensation expense relating to the excess fair value within research and development expense and general and administrative expense categories, respectively, in the consolidated statements of operations and comprehensive loss.

As of December 31, 2021 and 2020, there were $0.3 million and $0.7 million in unrecognized compensation cost expected to be recognized over estimated weighted-average amortization periods of 1.48 and 2.41 years, respectively.

The following table summarizes the restricted common unit activities for the years ended December 31, 2021 and 2020 as if the restricted common units were converted to restricted common stock of the Company at the earliest period presented:

	Number of Shares	Incremental Fair Value Per Share
Total units exchanged as of November 4, 2020	320,228	$3.87
Vested	(128,358)	3.87
Outstanding unvested as of December 31, 2020	191,870	$3.87
Vested	(102,987)	3.87
Outstanding unvested as of December 31, 2021	88,883	$3.87
Outstanding vested as of December 31, 2021	231,345	$3.87

2021 Stock Option and Incentive Plan

The Company’s 2021 Stock Option and Incentive Plan (the 2021 Stock Plan) was adopted by the board of directors in December 2020 and the stockholders approved the plan in January 2021, prior to the completion of the Company’s IPO. The 2021 Stock Plan became effective on the day immediately prior to the effectiveness of the Company’s registration statement. The purpose of the 2021 Stock Plan is to encourage and enable the officers, employees, directors, consultants and other key persons of the Company whose judgment, initiative and efforts the Company largely depends on for the successful conduct of its business, to acquire a proprietary interest in the Company. The term of the options may be up to 10 years, and options are exercisable in cash or is net exercised. The exercise price of the options are determined based on the fair market value of the Company’s common stock on the date of grant with 25% of the awards issued vesting on the first anniversary of the vesting commencement date, with the remaining portion of the awards vesting over the following 36 months in equal monthly installments.

The 2020 Unit Option and Grant Plan (2020 Plan) was terminated once the 2021 Stock Plan was effective. As part of the Reorganization, all common unit options granted under the 2020 Unit Option and Grant Plan were cancelled and exchanged for stock options under the 2021 Stock Plan with the same vesting terms and conditions. This was considered a modification of the common unit options previously issued with no incremental fair value as there were no changes to the terms and conditions of the awards.

The Company initially reserved 12,546,386 shares of common stock for issuance of awards under the 2021 Stock Plan, which included (i) split-adjusted 320,228 shares of restricted stock issued in exchange for restricted stock and stock options granted at the Subsidiaries, as referenced above, and (ii) split-adjusted equity awards comprised of 4,616,187 shares of common stock issuable upon the exercise of stock options at a weighted average exercise price of $4.30 that were issued in exchange for common unit options cancelled under the 2020 Unit Option and Grant Plan.

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

The following table summarizes the activity related to stock option grants to employees and non-employees for the years ended December 31, 2021 and 2020 under the 2021 Stock Plan. This also includes the common unit options issued under the 2020 Plan that were cancelled and exchanged into stock options under the 2021 Stock Plan with the number of options issued and weighted average exercise price presented as if the Reorganization occurred at the earliest period presented:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2019	—	$—	—
Granted	4,616,187	4.30	—
Exercised	(13,050)	4.30	—
Outstanding as of December 31, 2020	4,603,137	$4.30	9.84
Granted	5,481,816	23.82	—
Exercised	(763,000)	4.30	—
Forfeited	(63,214)	17.23	—
Outstanding as of December 31, 2021	9,258,739	$15.77	9.22
Options exercisable as of December 31, 2021	3,271,196	$7.65	8.90
Options unvested as of December 31, 2021	5,987,543	$20.20	9.39

As of December 31, 2021 and 2020, there were $75.8 million and $14.2 million, respectively, in unrecognized compensation cost that are expected to be recognized over an estimated weighted-average amortization period of 3.15 and 2.68 years, respectively. As of December 31, 2021, the aggregate intrinsic value of options outstanding and options exercisable based on a fair value per share of $15.43 was $42.5 million and $29.1 million, respectively. As of December 31, 2020, the aggregate intrinsic value of options outstanding and options exercisable based on a fair value per share of $18.02 was $63.1 million and $28.6 million, respectively.

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the years ended December 31, 2021 and 2020 were determined using the methods and assumptions discussed below:

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
•
The Company considered numerous objective and subjective factors in estimating the fair value of its common stock prior to the IPO, including the concluded equity value based on IPO and liquidation scenarios and their related timing and probabilities of occurrence.

For the years ended December 31, 2021 and 2020, the weighted average grant date fair value of the options granted were $15.73 and $6.19 per share, respectively. The grant date fair value was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Weighted average risk-free interest rate	1.02%	0.51%
Expected term (in years)	6.00	5.98
Expected volatility	76.22%	77.40%
Expected dividend yield	0.00%	0.00%

For the year ended December 31, 2021, the Company recorded $8.7 million and $15.2 million of equity-based compensation expense within the research and development and general and administrative expense categories, respectively. For the year ended December 31, 2020, the Company recorded $5.6 million and $8.8 million of equity-based compensation expense within the research and development and general and administrative expense categories, respectively. These amounts are included in the consolidated statements of operations and comprehensive loss.

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

For the twelve months ended December 31, 2021, the Company issued 12,977 shares of its common stock and recorded less than $0.1 million of equity-based compensation expense pursuant the ESPP.

Equity-based compensation expense

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2021	2020
	(in thousands)
Research and development	$8,914	$5,912
General and administrative	15,461	8,998
Total equity-based compensation	$24,375	$14,910

(8)
Related Party Transactions

MPM Capital is a significant investor in the Company through one of its managed funds. In October 2016, the Company also began receiving consulting and management services pursuant to agreements with a managing director at MPM Capital and a principal at F2 Ventures, also a significant investor in the Company. No expenses were incurred for the year ended December 31, 2021. For the year ended December 31, 2020, the Company incurred $0.2 million for management and advisory services, inclusive of their director compensation, in connection with those agreements.

For each of the years ended December 31, 2021 and 2020, the Company paid MPM Capital less than $0.1 million for other operational support. These expenses were recorded as general and administrative expense.

In April 2020, the Company entered into a consulting agreement (the Globeways Agreement) with Globeways Holdings Limited, or Globeways. Globeways and entities affiliated with F2 Ventures beneficially own in the aggregate greater than five percent of the Company’s outstanding shares and Globeways is beneficially owned by a member of the Company's board of directors. Pursuant to the Globeways Agreement, the board member provides leadership and advice regarding the Company’s scientific, clinical, product development and related activities and operations. Pursuant to the Globeways Agreement, the Company pays Globeways a consulting fee at a monthly rate of $25,000. As the sole beneficial owner of Globeways, this board member receives all of the compensation paid to Globeways under the Globeways Agreements.

For the years ended December 31, 2021 and 2020, the Company incurred less than $0.1 million and $0.2 million in costs related to this agreement, respectively. The agreement expired as of March 31, 2021.

Royalty Transfer Agreements

Between October 2019 and May 2020, each of the Asset Subsidiaries entered into royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the Foundations). Under each of these respective agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. Management of the Company has concluded that these instruments had no value at the inception of the agreements and at December 31, 2021 and 2020.

Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of December 31, 2021 and 2020. The Company currently does not have any applicable net sales from its products and as a result, has paid no royalties under these obligation as of December 31, 2021 and 2020 nor has the Company accrued any liability as of such dates. The Company will monitor these instruments for changes in fair value at each reporting date

(9)
Income Taxes

For the years ended December 31, 2021 and December 31, 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	9.96%	(1.83)%
Permanent differences	0.01%	(0.01)%
Equity-based compensation	0.39%	—
Tax credits	(0.25)%	0.77%
Valuation allowance	(32.12%)	(12.65%)
Non-taxable income	—	(5.01)%
IPR&D	—	(2.28%)
Change in tax status	1.76%	—
Return to provision	1.15%	—
Other	(1.90)%	—
	0.00%	0.00%

The net deferred income tax asset balance related to the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss	$31,414	$18,563
Capitalized organizational and start-up expenses	140	148
Licenses	1,875	1,601
Accrued expenses	968	467
Research and development credit	1,563	1,859
Equity-based compensation	8,584	8
Gross deferred tax assets	44,544	22,646
Valuation allowance	(44,552)	(22,642)
Net deferred tax asset	(8)	4
Deferred tax liability
Depreciation and amortization	8	(4)
Net deferred tax asset	$—	$—

As of December 31, 2021, the Company had federal and state net operating loss (NOL) carryforwards of $117.4 million and $119.0 million, respectively. The Company generated federal NOLs of $5.8 million prior to 2018, which begin to expire in 2036. State losses also begin to expire in 2036. The Company generated combined federal NOLs of $111.6 million, which can be carried forward indefinitely. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $1.3 million and $0.1 million, respectively, which begin to expire in 2037 and 2033, respectively. The Company has state research and development tax credit carryforwards of $0.3 million which can be carried forward indefinitely.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating loss carryforwards, licenses, equity-based compensation and research and development credit carryforwards. Management has considered the Company’s history of net losses since inception and its lack of commercialization of any products and has concluded that it is more likely than not the Company will not realize the benefits of the deferred tax assets. The Company’s valuation allowance increased during the years ended December 31, 2021 and 2020 due primarily to the generation of net operating losses, as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Valuation allowance at beginning of year	$22,642	$10,653
Increases recorded to income tax provision	21,674	11,989
Increases recorded to OCI/Equity	236	—
Valuation allowance at end of year	$44,552	$22,642

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020, the Company has not recorded any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, no accrued interest or penalties are included in the consolidated balance sheet.

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

(10)
Commitments and Contingencies

Operating Lease

Rent expense for each of the years ended December 31, 2021 and 2020 was $0.6 million.

In December 2017, the Company signed an operating lease for 7,531 rentable square feet of office space in Cambridge, Massachusetts which commenced on February 1, 2018. The lease expires on June 30, 2024. Rent expense will be recorded ratably over the lease period. The lease includes escalating rental payments, which are also being charged to rent expense ratably over the lease period.

The following table summarizes future minimum payments due under the operating lease as of December 31, 2021:

Years Ending December 31,	(in thousands)
2022	$608
2023	618
2024	313
$1,539

(11)
Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. The Company assumes all administrative costs of the 401(k) Plan. For each of the years ended December 31, 2021 and 2020, the expense relating to the matching contribution was $0.3 million and $0.1 million, respectively.

(12)
Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share as if the Reorganization occurred at the earliest period presented:

	Year ended December 31,
	2021	2020(1)
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders of Cullinan	$(65,570)	$(51,799)
Denominator
Total weighted-average shares used in computing net loss per share, basic and diluted	43,077,330	19,887,307
Net Loss per share:	$(1.52)	$(2.60)

(1) The shares and per share amounts for the year ended December 31, 2020 were derived from the consolidated financial statements as of that date and were retroactively adjusted as a result of the Reorganization and Reverse Stock Split. See Note 3 to the for additional details.

The following table sets forth equity instruments were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive as if the Reorganization occurred at the earliest period presented:

	Year ended December 31,
	2021	2020
Stock options	9,258,739	4,603,137
Restricted stock awards	88,883	364,360
Total	9,347,622	4,967,497

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment, effective as of February 25, 2021 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021).

3.2

Second Amended and Restated Bylaws of the Registrant, effective as of February 25, 2021 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 28, 2020).

4.2

Registration Rights Agreement, dated January 7, 2021, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021).

10.1#

2021 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on January 4, 2021).

10.2#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on January 4, 2021).

10.3#

Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.4#

Form of Indemnification Agreement, between the Registrant and each of its directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.5#

Form of Indemnification Agreement, between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.6†

Exclusive Patent License Agreement, dated December 12, 2019, as amended on April 3, 2020, by and between Massachusetts Institute of Technology and Cullinan Amber Corp. (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.7†

Collaboration Agreement, dated November 28, 2018, by and between Adimab, LLC and the Registrant (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.8†

License and Collaboration Agreement, dated February 4, 2019, by and among Taiho Pharmaceutical, Co., Ltd. and Cullinan Pearl Corp. (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed on December 18, 2020).

10.9†

Exclusive License Agreement, dated August 31, 2020, by and among Deutches Krebsforschungszentrum, Eberhard Karls University of Tuebingen, Faculty of Medicine, Universitatsmedizin Gesellschaft fur Forschung und Entwicklung mbH, Tubingen and Cullinan Florentine Corp. (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.10#

Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.11#

Consulting Agreement, dated January 1, 2019, by and between the Registrant and Corinne Savill (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.12#

Consulting Agreement, dated January 1, 2019, by and between the Registrant and Globeways Holdings Limited (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.13

Sublease, effective as of December 14, 2017, by and between Teva Pharmaceuticals USA, Inc. and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.14	Form of Voting Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.15	Form of Investors Rights Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.16	Form of Services Agreement (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.17	Form of Royalty Transfer Agreements (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.18	Form of Contribution Agreement (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on January 4, 2021).

10.19#

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.20†

License Agreement, dated December 24, 2020, by and between Cullinan Pearl Corp. and Zai Lab (Shanghai) Co., Ltd. (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 28, 2020).

10.21#

Services Agreement, by and between the Registrant and Patrick Baeuerle (incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on January 4, 2021).

10.22#

Consulting Agreement, dated May 20, 2021, by and between the Registrant and Jon Wigginton, M.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).

10.23#*	Separation Agreement, effective as of October 18, 2021, by and between the Registrant and Owen Hughes.

10.24#

Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Nadim Ahmed (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2021).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, the Company’s independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Cullinan Oncology, Inc.

Date: March 17, 2022	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nadim Ahmed and Jeffrey Trigilio, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nadim Ahmed	President, Chief Executive Officer and Director	March 17, 2022
Nadim Ahmed	(Principal Executive Officer)

/s/ Jeffrey Trigilio	Chief Financial Officer	March 17, 2022
Jeffrey Trigilio	(Principal Financial and Accounting Officer)

/s/ Thomas Ebeling		March 17, 2022
Thomas Ebeling	Director

/s/ Ansbert Gadicke, M.D.		March 17, 2022
Ansbert Gadicke, M.D.	Director

/s/ Anne-Marie Martin		March 17, 2022
Anne-Marie Martin	Director

/s/ Anthony Rosenberg		March 17, 2022
Anthony Rosenberg	Director

/s/ Stephen Webster		March 17, 2022
Stephen Webster	Director