Form 10-Q
period 2022-03-31
Cullinan Oncology, Inc.
filed 2022-05-16
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the Registrant’s common stock outstanding as of April 25, 2022 was 44,782,502.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$76,118	$59,774
Short-term investments	238,736	230,692
Prepaid expenses and other current assets	7,458	6,098
Total current assets	322,312	296,564
Property and equipment, net	64	77
Operating lease right-of-use assets	1,194	—
Other assets	147	147
Deferred tax assets	19,568	—
Long-term investments	94,178	140,397
Total assets	$437,463	$437,185
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,306	$3,169
Accrued expenses and other current liabilities	10,432	8,577
Operating lease liabilities, current	519	—
Total current liabilities	17,257	11,746
Long-term liabilities:
Operating lease liabilities, net of current portion	736	—
Deferred rent	—	65
Total liabilities	17,993	11,811
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 44,660,026 and 44,292,102 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	592,839	584,714
Accumulated other comprehensive loss	(3,134)	(838)
Accumulated deficit	(171,007)	(158,909)
Total Cullinan stockholders' equity	418,702	424,971
Noncontrolling interests	768	403
Total stockholders' equity	419,470	425,374
Total liabilities and stockholders' equity	$437,463	$437,185

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
License revenue	$—	$18,943
Operating expenses:
Research and development	24,536	12,415
General and administrative	8,121	5,156
Total operating expenses	32,657	17,571
Income/(loss) from operations	(32,657)	1,372
Other income (expense):
Interest income	197	49
Other income (expense), net	—	(2)
Net income/(loss) before income taxes	(32,460)	1,419
Income tax expense/(benefit)	(19,568)	—
Net income/(loss)	(12,892)	1,419
Net income/(loss) attributable to noncontrolling interest	(794)	1,489
Net loss attributable to common stockholders of Cullinan	$(12,098)	$(70)
Net loss per share, basic and diluted	$(0.27)	$(0.00)
Total weighted-average shares used in computing net loss per share, basic and diluted	44,431,657	41,977,336
Comprehensive income/(loss):
Net income/(loss)	$(12,892)	$1,419
Unrealized gain/(loss) on investments	(2,296)	(58)
Comprehensive income/(loss)	(15,188)	1,361
Comprehensive income/(loss) attributable to noncontrolling interest	(794)	1,489
Comprehensive income/(loss) attributable to Cullinan	$(14,394)	$(128)

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balances at December 31, 2020	29,831,125	$3	$292,348	$(2)	$(93,339)	$1,304	$200,314
Initial public offering net of issuance costs of $22,870	13,685,000	1	264,515	—	—	—	264,516
Equity-based compensation	—	—	3,503	—	—	5	3,508
Unrealized loss on investments	—	—	—	(58)	—	—	(58)
Net income/(loss)	—	—	—	—	(70)	1,489	1,419
Balances at March 31, 2021	43,516,125	$4	$560,366	$(60)	$(93,409)	$2,798	$469,699

Balances at December 31, 2021	44,292,102	$4	$584,714	$(838)	$(158,909)	$403	$425,374
Issuance of subsidiary preferred stock	—		—	—		1,153	1,153
Issuance of common stock upon vesting of RSUs	5,979	—	—	—	—	—	—
Shares tendered for withholding taxes	(1,566)	—	(22)	—	—	—	(22)
Forfeiture of unvested restricted stock	(5,711)	—	—	—	—	—	—
Equity-based compensation	—	—	6,559	—	—	6	6,565
Stock option exercises	369,222	—	1,588	—	—	—	1,588
Unrealized loss on investments	—	—	—	(2,296)	—	—	(2,296)
Net loss	—	—	—	—	(12,098)	(794)	(12,892)
Balances at March 31, 2022	44,660,026	$4	$592,839	$(3,134)	$(171,007)	$768	$419,470

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income/(loss)	$(12,892)	$1,419
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	13	15
Equity-based compensation expense	6,565	3,508
Amortization or accretion on marketable securities	946	229
Deferred income tax benefit	(19,568)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,140)	(4,352)
Accounts payable	3,137	(4,124)
Accrued expenses and other current liabilities	1,031	1,790
Net cash used in operating activities	(21,908)	(1,515)
Investing activities:
Purchase of marketable securities	(57,020)	(149,763)
Proceeds from sales and maturities of marketable securities	91,731	12,037
Net cash used in investing activities	34,711	(137,726)
Financing activities:
Proceeds from initial public offering	—	267,268
Payment of deferred offering costs	—	(2,688)
Proceeds from issuance of noncontrolling interests	1,153	—
Proceeds from issuance of convertible note	800	—
Proceeds from exercise of stock options	1,588	—
Net cash provided by financing activities	3,541	264,580
Net increase in cash and cash equivalents	16,344	125,339
Cash and cash equivalents at beginning of period	59,774	168,198
Cash and cash equivalents at end of period	$76,118	$293,537
SUPPLEMENTAL NONCASH DISCLOSURE
Noncash financing activities
Deferred offering costs paid in the prior year	$—	$65
Tax withholding on stock awards not yet paid	$22	$—

See accompanying notes to the unaudited consolidated financial statements.

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

As of March 31, 2022 and December 31, 2021, the Company had four development subsidiaries, or Asset Subsidiaries: Cullinan Amber Corp. (Amber), Cullinan Florentine Corp. (Florentine), Cullinan MICA Corp. (MICA) and Cullinan Pearl Corp. (Pearl).

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control. The Company has incurred losses since inception and has an accumulated deficit of $171.0 million as of March 31, 2022.

Since inception, the Company has funded its operations primarily through the sale of equity securities. The Company expects that its cash, cash equivalents and short-term investments of $314.9 million and long-term investments and interest receivable of $95.4 million as of March 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these unaudited consolidated financial statements. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheet and represents accrued and unpaid interest on our marketable securities.

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

The unaudited consolidated financial statements herein do not include all of the disclosures required by GAAP for a complete set of annual audited financial statements, as is permitted by such rules and regulations. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on March 17, 2022 for the year ended December 31, 2021 (the 2021 Form 10-K).

Use of Estimates

The preparation of the accompanying unaudited consolidated financial statements in accordance with GAAP requires the Company’s management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company’s management evaluates the estimates, including those related to expenses and accruals. The Company’s management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, the fair value of the royalty transfer agreements, accrued research and development expenses, the fair value of equity awards issued by the Company and its subsidiaries prior to the IPO, income taxes and valuation allowance on deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company has either created or made investments in the following Asset Subsidiaries:

Consolidated Entities	Relationship as of March 31, 2022	Date Control First Acquired
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019
Cullinan Mica Corp.	Partially-owned Subsidiary	May 2020
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018

Noncontrolling Interests

To the extent that ownership interests in the subsidiaries are held by entities other than the Company, management reports these as noncontrolling interests on the consolidated balance sheets. Earnings or losses are attributed to noncontrolling interests under the hypothetical liquidation at book value (HLBV) method. The HLBV method is a point in time calculation that utilizes inputs to determine the amount that the Company and the noncontrolling interest holders would receive upon a hypothetical liquidation at each balance sheet date based on the liquidation provisions of the respective articles of incorporation. At March 31, 2022, investors and licensors held noncontrolling interests in Amber, Florentine, MICA and Pearl. At March 31, 2021, investors and licensors held noncontrolling interests in Amber, Cullinan Apollo Corp. (Apollo), Florentine, MICA and Pearl. Apollo was dissolved in August 2021. Refer to Note 4 for details relating to the noncontrolling interests.

For the three months ended March 31, 2022 and 2021, $0.8 million of net loss and $1.5 million of net income, respectively, were attributable to noncontrolling interests and recorded in the consolidated statements of operations and comprehensive income (loss) and disclosed within the noncontrolling interests in subsidiaries column in the consolidated statements of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash equivalents consist of government-backed money market funds.

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

The Company recognized its short-term and long-term investments by security type at March 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$107,976	$—	$(842)	$107,134
Asset-backed securities	3,034	—	(36)	2,998
Commercial paper	75,918	—	(189)	75,729
US government notes	53,246	—	(371)	52,875
Total short-term investments	240,174	—	(1,438)	238,736
Long-term investments
Corporate notes	88,886	—	(1,584)	87,302
Commercial paper	6,989	—	(113)	6,876
Total long-term investments	95,875	—	(1,697)	94,178
Total investments	$336,049	$—	$(3,135)	$332,914

The Company recognized its short-term and long-term investments by security type at December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$98,642	$—	$(95)	$98,547
Commercial paper	114,174	—	(27)	114,147
US government notes	18,033	—	(35)	17,998
Total short-term investments	230,849	—	(157)	230,692
Long-term investments
Corporate notes	117,868	—	(596)	117,272
Asset-backed securities	3,044	—	(8)	3,036
US government notes	20,166	—	(77)	20,089
Total long-term investments	141,078	—	(681)	140,397
Total investments	$371,927	$—	$(838)	$371,089

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets as of March 31, 2022, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$47,593	$—	$—	$47,593
Money market funds	28,525	—	—	28,525
Total cash and cash equivalents	76,118	—	—	76,118
Short-term investments
Corporate notes	—	107,134	—	107,134
Asset-backed securities	—	2,998	—	2,998
Commercial paper	—	75,729	—	75,729
US government notes	—	52,875	—	52,875
Total short-term investments	—	238,736	—	238,736
Long-term investments
Corporate notes	—	87,302	—	87,302
US government notes	—	6,876	—	6,876
Total long-term investments	—	94,178	—	94,178
Total cash, cash equivalents and investments	$76,118	$332,914	$—	$409,032

The following table sets forth the fair value of the Company’s financial assets as of December 31, 2021, allocated into Level 1, Level 2 and Level 3, that was measured on a recurring basis:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$35,925	$—	$—	$35,925
Money market funds	23,849	—	—	23,849
Total cash and cash equivalents	59,774	—	—	59,774
Short-term investments
Corporate notes	—	98,547	—	98,547
Commercial paper	—	114,147	—	114,147
US government notes	—	17,998	—	17,998
Total short-term investments	—	230,692	—	230,692
Long-term investments
Corporate notes	—	117,272	—	117,272
Asset-backed securities	—	3,036	—	3,036
US government notes	—	20,089	—	20,089
Total long-term investments	—	140,397	—	140,397
Total cash, cash equivalents and investments	$59,774	$371,089	$—	$430,863

Prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities are carried at cost, which management believes approximates fair value due to their short-term nature.

Deferred Offering Costs

The Company capitalizes costs that are directly associated with in-process equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company incurred $2.7 million of deferred offering costs in 2020 and recorded such amounts against the gross proceeds of the Company’s IPO within the statements of stockholders’ equity during the three months ended March 31, 2021.

Leases

On January 1, 2022, the Company adopted ASU 2016-02, Leases (Topic 842), or ASC 842, which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, except certain short-term leases. In connection with its implementation of ASU 2016-02, the Company adopted the package of three practical expedients, allowing it to carry forward its previous lease classification and embedded lease evaluations and not to reassess initial direct costs as of the date of adoption. The Company also adopted the practical expedient where we combine lease and non-lease components for its real estate leases.

The Company’s existing lease obligations relating to a single, corporate location is subject to the new standard and resulted in recording of lease liabilities and right-of-use assets for operating leases on the Company’s balance sheet. The existing lease obligation is classified as an operating lease.

The below table details the balance sheet adjustments recorded on January 1, 2022 in connection with the Company’s adoption of ASU 2016-02 (in thousands):

	December 31, 2021		January 1, 2022
	As Reported under ASC 840	ASC 842 Adjustments	As Reported Under ASC 842
Assets
Operating lease right-of-use asset	$—	$1,311	$1,311
Liabilities
Current portion of operating lease liabilities	—	505	505
Deferred rent	65	(65)	—
Noncurrent portion of operating lease liabilities	—	871	871

In accordance with ASC 842, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to recognize leases with terms of 12 months or less.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued bonus	$799	$2,576
Professional fees	1,438	973
Research and development expenses	7,391	5,028
Convertible note and accrued interest	804	—
	$10,432	$8,577

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

The Company has entered into various research and development related contracts with parties both inside and outside of the United States. The payments related to these agreements are recorded as research and development expenses as incurred. The Company records accrued liabilities for estimated ongoing research and development expenses. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. To date, there have been no material differences between the Company’s accrued costs and actual costs.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Current income taxes are based on taxable income for federal and state reporting purposes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Deferred tax expense or benefit is the result of changes in deferred tax assets or liabilities. A valuation allowance is established to reduce deferred tax assets, when the Company concludes that it is more likely than not that some portion, or all of a deferred tax asset will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income.

The Company recognizes tax benefits from uncertain tax positions if we believe the position is more likely than not to be sustained on examination by the taxing authorities based on the technical merits of the position. The Company makes adjustments to these tax reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of any reserves for uncertain tax positions.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard became effective beginning January 1, 2022. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

(3)
License and Collaboration Agreements

For the three months ended March 31, 2022, the Company recorded $0.5 million in research and development costs relating to the collaboration agreement with Adimab, LLC (Adimab) where the Company exercised its option to exploit Adimab's antibodies. For the three months ended March 31, 2021, the Company recorded $3.0 million within research and development costs relating to the license agreement with Taiho Pharmaceutical Co., Ltd (Taiho) through Cullinan Pearl.

(4)
Common Stock and Noncontrolling Interest in Subsidiaries

Common Stock

As of March 31, 2022 and December 31, 2021, 150,000,000 shares of common stock of the Company were authorized. Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through March 31, 2022.

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

The Company did not allocate any losses to the noncontrolling interests for each of the three months ended March 31, 2022 and 2021.

Cullinan Florentine Corp.

In August 2020, Florentine entered into a Series A Preferred Stock purchase agreement with the Company. The initial closing took place in August 2020 and Florentine sold 6,000,000 shares of its Series A Preferred Stock to the Company for gross proceeds of $6.0 million. At any time following the initial closing, upon the election of the Florentine’s board of directors, Florentine may sell up to an additional 6,000,000 shares of Series A Preferred Stock at one or more subsequent closings at $1.00 per share. Pursuant to the license agreement (Tübingen License Agreement) Florentine entered into with Deutsches Krebsforschungszentrum (DKFZ), Eberhard Karls University of Tübingen (University of Tübingen), and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen (UFE), Florentine issued 725,118 shares of its common stock, in exchange for no additional consideration as set forth in the Tübingen License Agreement.

In December 2020, Florentine issued 6,000,000 additional shares of its Series A Preferred Stock to the Company for proceeds of $6.0 million under the Florentine Series A Preferred Stock purchase agreement. Florentine issued an additional 381,810 shares of its common stock to DKFZ and UFE as anti-dilution shares, in exchange for no additional consideration as set forth in the Tübingen License Agreement.

In July 2021, Florentine issued 7,500,000 shares of Series B Preferred Stock to the Company for gross proceeds of $8.1 million under the Florentine Series B Preferred Stock purchase agreement. No additional shares of its stock were issued to DKFZ or UFE.

The Company did not allocate any losses to the noncontrolling interests for each of the three months ended March 31, 2022 and 2021.

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

In June 2021, the MICA board authorized the First Additional Closing of the Series A Senior Preferred Stock financing and the Company purchased an additional 5,385,787 shares of Series A Senior Preferred Stock for $7.1 million and certain existing shareholders purchased an additional 702,495 shares of Series A Senior Preferred Stock for $0.9 million. Following the First Additional Closing, the Company’s ownership increased to 45% of MICA’s fully-diluted shares outstanding.

In March 2022, Cullinan MICA’s board of directors authorized the Second Additional Closing of the Series A Senior Preferred Stock financing where investors of Series A Senior Preferred Stock purchased another $10.0 million of Series A Senior Preferred Stock of Cullinan MICA. The Company purchased 6,732,232 shares while other existing investors purchased 878,118 shares for $8.8 million and $1.2 million, respectively. As a result of these transactions, the Company's ownership percentage in Cullinan MICA increased to 54%, which remains as of March 31, 2022.

Under the HLBV method, $0.5 million and $0.2 million of losses were attributed to noncontrolling interests for the three months ended March 31, 2022 and 2021, respectively.

Cullinan Pearl Corp.

In February 2019, Pearl entered into a Series A Preferred Stock Purchase Agreement with Taiho Ventures, LLC, an affiliate of Taiho, (Taiho Ventures) to sell up to 23,000,000 shares of Pearl’s Series A Preferred Stock for $1.00 per share. Pearl completed the initial closing of its Series A Preferred Stock where Pearl issued 14,000,000 shares of Series A Preferred Stock for $14.0 million to the Company and Taiho Ventures. In connection with the licensing agreement we entered into with Taiho in February 2019 (the Taiho License Agreement), Pearl issued 1,860,000 shares of its common stock to Taiho Ventures as anti-dilution shares, in exchange for no cash consideration.

In August 2020, Pearl issued 9,000,000 additional shares of its Series A Preferred Stock for $9.0 million to the Company and Taiho Ventures. In connection with the Taiho License Agreement, Pearl then issued 1,206,000 to Taiho Ventures additional shares of its common stock as anti-dilution shares, in exchange for no additional consideration.

In November 2020, pursuant to a subscription agreement between the Company and Pearl, the Company purchased 2,730,227 shares of Pearl’s common stock at $0.44 per share, for an aggregate purchase price of $1.2 million.

In March 2022, Pearl entered into a Note Purchase Agreement, or the Note, with the Company and Taiho Ventures pursuant to which Pearl agreed to issue up to $6.0 million in convertible promissory notes that is convertible into the next series of preferred stock. In March 2022, the first closing of the Note took place in which Pearl issued $3.2 million and $0.8 million to the Company and Taiho Ventures, respectively.

Under the HLBV method, $0.3 million of losses and $1.7 million of income were attributed to noncontrolling interests for the three months ended March 31, 2022 and 2021, respectively.

(5)
Equity-Based Compensation

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$2,660	$1,569
General and administrative	3,905	1,939
Total equity-based compensation	$6,565	$3,508

(6)
Related Party Transactions

In April 2020, the Company entered into a consulting agreement (the Globeways Agreement) with Globeways Holdings Limited, or Globeways. Globeways and entities affiliated with F2 Ventures beneficially own in the aggregate greater than five percent of the Company’s outstanding shares and Globeways is beneficially owned by a member of the Company’s board of directors. Pursuant to the Globeways Agreement, the board member provides leadership and advice regarding the Company’s scientific, clinical, product development and related activities and operations. Pursuant to the Globeways Agreement, the Company pays Globeways a consulting fee at a monthly rate of $25,000. As the sole beneficial owner of Globeways, this board member receives all of the compensation paid to Globeways under the Globeways Agreement.

The Company did not incur any expenses relating to the Globeways Agreement for the three months ended March 31, 2022 as the agreement expired as of March 31, 2021. For the three months ended March 31, 2021, the Company incurred less than $0.1 million in costs related to the Globeways Agreement.

Royalty Transfer Agreements

Between October 2019 and May 2020, each of the Asset Subsidiaries entered into royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the Foundations). Under each of these respective agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. Management of the Company has concluded that these instruments had no value at the inception of the agreements and at March 31, 2022 and December 31, 2021.

Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of March 31, 2022 and December 31, 2021. The Company currently does not have any applicable net sales from its products and as a result, has paid no royalties under these obligation as of March 31, 2022 and December 31, 2021 nor has the Company accrued any liability as of such dates. The Company will monitor these instruments for changes in fair value at each reporting date.

(7)
Income Taxes

For the three months ended March 31, 2022, the Company recorded an income tax benefit of $19.6 million. The tax benefit recorded for the three months ended March 31, 2022 was driven by the expected utilization of the current quarter's net operating losses based on the effective tax rate and the release of valuation allowance for certain historical tax losses against the expected gain from the sale of Cullinan Pearl. Refer to Note 12, Subsequent Events, for additional details on this transaction. The Company did not record an income tax benefit or expense for the three months ended March 31, 2021.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies. The Company has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets outside of the tax losses that will be utilized against the expected gain from the sale of Cullinan Pearl. As a result, as of March 31, 2022, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

(8)
Commitment and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of service providers, up to the date of cancellation.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessor, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 and December 31, 2021.

Legal proceedings

The Company is not currently party to and is not aware of any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

(9)
Leases

In December 2017, the Company signed an operating lease for 7,531 rentable square feet of office space in Cambridge, Massachusetts, which commenced on February 1, 2018. The lease expires on June 30, 2024. Rent expense is recorded ratably over the lease period. The lease includes escalating rental payments, which are also being charged to rent expense ratably over the lease period.

The components of lease expense are as follows (in thousands):

Three Months Ended March 31, 2022
Operating lease costs	$147
Short term lease costs	—
Variable lease costs	—

The following table summarizes supplemental cash flow information (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$151
ROU asset obtained in exchange for an operating lease liability	1,311

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities (in thousands):

As of March 31, 2022
Remainder of 2022	$457
2023	618
2024	313
Total future minimum lease payments	$1,388
Less: imputed interest	(133)
Total lease liabilities at present value	$1,255
Lease liabilities, current	$519
Lease liabilities, non-current	$736

The following table summarizes lease term and discount rate:

Three Months Ended March 31, 2022
Weighted-average remaining lease term (years)	2.3
Weighted-average discount rate	9.5%

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis.

(10)
Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) in which employees may contribute a portion of their compensation, subject to statutory maximum contribution amounts. The Company assumes all administrative costs of the 401(k) Plan. For the each of three months ended March 31, 2022 and 2021, the expense relating to the matching contribution was $0.1 million and less than $0.1 million, respectively.

(11)
Net Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders of Cullinan	$(12,098)	$(70)
Denominator
Total weighted-average shares used in computing net loss per share, basic and diluted	44,431,657	41,977,336
Net loss per share:	$(0.27)	$(0.00)

The following table sets forth equity instruments that were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	As of March 31,
	2022	2021
Restricted stock awards	73,448	242,411
Stock options	9,985,444	6,600,953
Estimated shares issuable under the ESPP	6,922	10,101
Total	10,065,814	6,853,465

(12) Subsequent Events

In May 2022, the Company announced an agreement pursuant to which Taiho will acquire Cullinan Pearl and Taiho Oncology, Inc., an affiliate of Taiho, will concurrently enter into a U.S. co-development and co-commercialization agreement for CLN-081 with the Company. Upon closing of the transaction, the Company will receive an upfront payment of $275.0 million, subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will also be eligible to receive an additional $130.0 million tied to EGFR exon20 non-small cell lung cancer (NSCLC) regulatory milestones. In accordance with the co-development and co-commercialization agreement, the Company will share 50% of the development costs and also 50% of the future potential pre-tax net profit in the U.S. for CLN-081.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 17, 2022. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Our lead product candidate, CLN-081, is an orally available small molecule, irreversible EGFR inhibitor that is designed to selectively target cells expressing mutant EGFR variants, including EGFR exon 20 insertion mutations, with relative sparing of cells expressing wild type EGFR. We are currently evaluating CLN-081 as a treatment for non-small cell lung cancer, or NSCLC, in adult patients with EGFRex20ins mutations in a Phase 1/2a trial. At the 100mg BID dose in this trial, CLN-081 has shown an initial efficacy profile that is at the high end of exon 20 agents, including a 41% confirmed response rate, an estimated 15-month median duration of response and 12-month progression free survival. We have also observed favorable safety and tolerability at this dose, which includes no grade 3 or greater EGFR-related toxicities and relatively low dose discontinuation and interruption rates. In January 2022, we announced that the United States Food and Drug Administration, or FDA, granted CLN-081 Breakthrough Therapy Designation, or BTD.

In May 2022, we announced an agreement pursuant to which Taiho Pharmaceutical, Co., Ltd., or Taiho Pharma, will acquire Cullinan Pearl Corp., or Cullinan Pearl, our subsidiary that holds the worldwide rights to CLN-081 outside of Japan and Greater China, and Taiho Oncology, Inc., an affiliate of Taiho, will concurrently enter into a U.S. co-development and co-commercialization agreement for CLN-081. Upon closing of the transaction, we will receive an upfront payment of $275.0 million and will also be eligible to receive an additional $130.0 million tied to EGFR exon20 NSCLC regulatory milestones. In accordance with the co-development and co-commercialization agreement, we expect to share 50% of the development costs and also 50% of the future potential pre-tax net profit in the U.S. for CLN-081.

Following CLN-081, our most advanced product candidates include CLN-049, a bispecific antibody targeting FLT3 and CD3, and CLN-619, a monoclonal antibody designed to stimulate natural killer, or NK, and T cell responses by engaging a unique target, MICA/B. We initiated enrollment in clinical trials in the fourth quarter of 2021 for CLN-049 for patients with relapsed/refractory acute myeloid leukemia, or r/r AML and CLN-619 for patients with advanced solid tumors.

In addition, through our AMBER platform, we are developing CLN-617, a fusion protein combining two potent antitumor cytokines, interleukin-2, or IL-2, and interleukin-12, or IL-12, with a tumor retention domain for the treatment of solid tumors. We presented preclinical AMBER data at the Society for Immunotherapy of Cancer annual meeting in November 2021. We are advancing CLN-617 through IND-enabling studies and expect to submit an IND by 1H 2023. Our pipeline includes four additional preclinical oncology programs: NexGem (CLN-978), an internally developed half-life extended T cell engaging antibody construct designed to simultaneously engage CD19 and CD3 that is in IND-enabling studies with an IND submission expected by 1H 2023; Opal, a bispecific fusion protein that blocks the PD-1 axis and selectively activates the 4-IBB/CD137 pathway on T cells in tumors; Jade, a cell therapy targeting a novel senescence and cancer-related protein we are developing in collaboration with the Fred Hutchinson Cancer Research Center; and a collaboration with Mt. Sinai to optimize and develop HPK1 protein degraders. We currently hold worldwide development and commercialization rights to each of our product candidates, except for CLN-081, where Japan and Greater China rights have been partnered.

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

We have four partially-owned development subsidiaries, together the Asset Subsidiaries: Cullinan Pearl, which is advancing CLN-081; Cullinan Florentine Corp., or Cullinan Florentine, which is advancing CLN-049; Cullinan MICA Corp., or Cullinan MICA, which is advancing CLN-619; and Cullinan Amber Corp., or Cullinan Amber, which is developing our AMBER platform and advancing CLN-617 as its first product candidate. We hold intellectual property rights and exclusive options for worldwide intellectual property for our earlier-stage programs, NexGem, Opal, Jade and the HPK1 degrader collaboration with Mt. Sinai.

Since inception, we have funded our operations primarily through the sale of equity securities. As of March 31, 2022, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our IPO. Furthermore, we have received $18.9 million in net collaboration revenue from the license agreement, or the Zai License Agreement with Zai Lab Shanghai Company, Limited, or Zai Lab.

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $314.9 million and long-term investments and interest receivable of $95.4 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheet and represents accrued and unpaid interest on our marketable securities. We have incurred operating losses and have had negative cash flows from operations since our inception. As of March 31, 2022 we had an accumulated deficit of $171.0 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

The full extent and duration of the impact of COVID-19 on our operations and financial performance is currently unknown and depends on future developments that are uncertain and unpredictable. While the situation caused by COVID-19 is unprecedented and dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

Basis of Presentation and Consolidation

Since our inception, we have created wholly-owned subsidiaries or made investments in certain controlled entities. Losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations and comprehensive income (loss).

The following Asset Subsidiaries are consolidated into our financial statements:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of March 31, 2022 (1)
Cullinan Pearl Corp.	Partially-owned Subsidiary	November 2018	80%
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019	92%
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019	95%
Cullinan MICA Corp. (2)	Partially-owned Subsidiary	May 2020	54%
Cullinan Apollo Corp. (3)	N/A	November 2018	N/A

(1)
Ownership percentages are reflected on a fully-diluted basis.
(2)
Reflects the Company’s ownership after the Second Additional Closing of Series A Senior Preferred Stock financing of Cullinan MICA in March 2022.
(3)
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

In February 2019, Cullinan Pearl entered into a licensing and collaboration agreement with Taiho Pharma, for the worldwide rights to CLN-081 outside of Japan, which Taiho Pharma retained. Cullinan Pearl also issued to Taiho Ventures, LLC, or Taiho Ventures, an affiliate of Taiho Pharma, 1,860,000 shares of Series A Preferred Stock at a price of $1.00 per share for an aggregate purchase price of $1.9 million. In August 2020, at the election of the board of directors of Cullinan Pearl, Cullinan Pearl completed its subsequent closing of its Series A Preferred Stock financing and issued to Taiho Ventures an additional 1,206,000 shares of Series A Preferred Stock for an aggregate purchase price of $1.2 million.

In March 2022, Cullinan Pearl entered into a Note Purchase Agreement with the Company and Taiho Ventures pursuant to which Cullinan Pearl agreed to issue up to $6.0 million in convertible promissory notes that convert into the next series of preferred stock. In March 2022, the first closing of the Pearl Note Financing took place in which Cullinan Pearl issued $3.2 million and $0.8 million to the Company and Taiho Ventures, respectively.

As of March 31, 2022, we and Taiho Ventures, have purchased an aggregate of $23.0 million in Series A Preferred Stock of Cullinan Pearl.

As of March 31, 2022, we own 87% and Taiho Ventures owns 13% of the Series A Preferred Stock of Cullinan Pearl. Assuming conversion of the Series A Preferred Stock, we own 80%, Taiho Ventures owns 10%, and Taiho Pharma owns 10% of the fully-diluted common stock outstanding of Cullinan Pearl. Pursuant to a voting agreement, by and among Cullinan Pearl, us, Taiho Ventures, and other stockholders of Cullinan Pearl, the Series A Preferred stockholders, acting by majority vote, have the right to appoint two members of the board of directors, Taiho Ventures has the right to appoint one director; our chief executive officer, Nadim Ahmed, serves as the fourth board member; and two independent directors are appointed by a majority of the other four Cullinan Pearl board of directors.

In May 2022, the Company announced an agreement pursuant to which Taiho Pharma will acquire Cullinan Pearl and Taiho Oncology will concurrently enter into a U.S. co-development and co-commercialization agreement for CLN-081 with the Company. Upon closing of the transaction, the Company will receive an upfront payment of $275.0 million, subject to customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will also be eligible to receive an additional $130.0 million tied to EGFR exon20 NSCLC regulatory milestones. In accordance with the co-development and co-commercialization agreement, the Company will share 50% of the development costs and also 50% of the future potential pre-tax net profit in the U.S. for CLN-081.

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

As of March 31, 2022, we own 92% of the issued equity of Cullinan Amber, on a fully-diluted basis, including 100% of Series A Preferred Stock.

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

Through March 31, 2022, we have purchased an aggregate of $12.0 million of shares of Series A Preferred Stock and $8.1 million of shares of Series B Preferred Stock of Cullinan Florentine. In connection with the issuance of additional shares of Series A Preferred Stock to us and pursuant to the Tübingen License Agreement, Cullinan Florentine issued to each of DKFZ and UFE an additional 261,540 and 120,270 shares of common stock of Cullinan Florentine, respectively.

As of March 31, 2022, we own 95% of the fully-diluted shares outstanding of Cullinan Florentine, including 100% of Series A Preferred Stock. DKFZ and University of Tübingen currently own, in the aggregate, 5% of the equity of Cullinan Florentine on a fully-diluted basis.

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

In June 2021, Cullinan MICA’s board of directors authorized the first additional closing where investors of Series A Senior Preferred Stock purchased an additional $8.0 million of Series A Senior Preferred Stock of Cullinan MICA. We purchased 5,385,787 shares while other investors purchased 702,495 shares for $7.1 million and $0.9 million, respectively.

In March 2022, Cullinan MICA’s board of directors authorized the second additional closing where investors of Series A Senior Preferred Stock purchased another $10.0 million of Series A Senior Preferred Stock of Cullinan MICA. We purchased 6,732,232 shares for $8.8 million while other investors purchased 878,118 shares for $1.2 million. As a result of these transactions, our ownership percentage in Cullinan MICA increased to 54%, which remains as of March 31, 2022.

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

Components of Our Results of Operations

Revenue

For the three months ended March 31, 2021, we recognized $18.9 million of revenue, relating to the upfront fee earned from the Zai License Agreement. We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

•
costs related to contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance, raw material and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
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

Income Taxes

Income taxes consist primarily of federal and state income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table presents our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
License revenue	$—	$18,943	$(18,943)
Operating expenses:
Research and development	24,536	12,415	12,121
General and administrative	8,121	5,156	2,965
Total operating expenses	32,657	17,571	15,086
Income/(loss) from operations	(32,657)	1,372	(34,029)
Other income (expense):
Interest income	197	49	148
Other income (expense), net	—	(2)	2
Net income/(loss) before income taxes	(32,460)	1,419	(33,879)
Income tax expense/(benefit)	(19,568)	—	(19,568)
Net income/(loss)	(12,892)	1,419	(14,311)
Net income/(loss) attributable to noncontrolling interest	(794)	1,489	(2,283)
Net loss attributable to common stockholders of Cullinan	$(12,098)	$(70)	$(12,028)

Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Cullinan Pearl (CLN-081)	$7,899	$2,718	$5,181
Cullinan MICA (CLN-619)	3,561	1,634	1,927
Cullinan Amber (CLN-617)	1,780	325	1,455
Cullinan Florentine (CLN-049)	1,123	1,818	(695)
Total Asset Subsidiaries expenses	14,363	6,495	7,868
Early stage research	5,654	2,681	2,973
Other personnel and unallocated	1,859	1,670	189
Equity-based compensation	2,660	1,569	1,091
Total research and development expenses	$24,536	$12,415	$12,121

Research and development expenses were $24.5 million for the three months ended March 31, 2022 compared to $12.4 million for the three months ended March 31, 2021. We separately disclosed additional details for expenses incurred in connection with the research and development activities conducted for the product candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl, as we believe they represent key portfolio value drivers.

The increase of $7.9 million of research and development expenses of the Asset Subsidiaries was primarily related to an increase in chemistry, manufacturing and controls, or CMC, costs of $6.6 million relating to our ongoing clinical trials for CLN-081 and CLN-619 and to support IND-enabling activities with CLN-617. The remaining $1.3 million primarily relates to preclinical toxicology work, clinical and pre-clinical activity across CLN-081, CLN-049 and CLN-619.

The remaining increase within research and development expenses was primarily related to an increase in the discovery and development of early stage product candidates, inclusive of the collaboration agreement entered into with Mt. Sinai in December 2021, and an increase in equity-based compensation expense due to increased headcount and new grants in the three months ended March 31, 2022.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2022 compared to $5.2 million for the three months ended March 31, 2021. The increase of $2.9 million was primarily due to an increase in $1.9 million of equity-based compensation expense relating to increased headcount and new grants in the three months ended March 31, 2022, a $0.6 million increase in personnel costs relating to increased headcount and a $0.4 million increase in professional services fees.

Other Income, Net

Other income, net was $0.2 million during the three months ended March 31, 2022 compared to $0.1 million during the three months ended March 31, 2021. The increase was primarily related to higher interest earned on our investment balance.

Income Tax Benefits

Income tax benefit was $19.6 million for the three months ended March 31, 2022. The Company did not record a provision for income taxes for the three months ended March 31, 2021. The income tax benefit recognized for the three months ended March 31, 2022 was the result of a change in the Company's forecasted taxable income for the year ended December 31, 2022 as a result of the signing of the agreement to sell Cullinan Pearl to Taiho Pharma.

Net Income/(Loss) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $0.8 million during the three months ended March 31, 2022 compared to net income of $1.5 million during the three months ended March 31, 2021. The decrease was primarily related to our allocation of income to our noncontrolling interests in the three months ended March 31, 2021 due to the recognition of revenue from the Zai License Agreement under Cullinan Pearl.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $314.9 million and long-term investments and interest receivable of $95.4 million.

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

In addition, in May 2022, we announced an agreement pursuant to which Taiho will acquire our subsidiary, Cullinan Pearl, and Taiho Oncology will concurrently enter into a U.S. co-development and co-commercialization collaboration for CLN-081. As a result of these transactions, we expect to receive approximately $275.0 million upon the close of the Cullinan Pearl sale, which we expect to close in the second quarter of 2022.

Cash Flows

Comparison of the Three Ended March 31, 2022 and 2021

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(21,908)	$(1,515)
Net cash provided by (used in) investing activities	34,711	(137,726)
Net cash provided by financing activities	3,541	264,580
Net increase in cash and cash equivalents	$16,344	$125,339

Cash Flow from Operating Activities

For the three months ended March 31, 2022, operating activities used $21.9 million of cash and primarily consisted of our net loss of $12.9 million, offset by changes in net operating assets and liabilities of $3.0 million, non-cash charges of $7.6 million and deferred tax benefit of $19.6 million. Our non-cash charges of $7.6 million primarily consisted of $6.6 million in equity-based compensation expense and $1.0 million in amortization and accretion on marketable securities.

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

Cash Flow from Investing Activities

For the three months ended March 31, 2022, net cash provided by investing activities was $34.7 million, of which $57.0 million was used for the purchase of short-term investments offset by $91.7 million received from the sales and maturities of short-term investments.

For the three months ended March 31, 2021, investing activities used $137.7 million of cash, of which $149.7 million was used for the purchase of short term and long term investments offset by $12.0 million received from the sales and maturities of short term investments.

Cash Flow from Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $3.5 million, which consisted of $1.6 million from stock option exercises during the quarter, $1.1 million from the issuance of noncontrolling interests and $0.8 million from the issuance of a convertible note by Cullinan Pearl to Taiho Ventures pursuant to the Pearl Note Financing.

For the three months ended March 31, 2021, net cash provided by financing activities was $264.6 million of net proceeds from the initial public offering.

Future Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, manufacturing and clinical trials of our product candidates. In addition, we have and will continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts and submit investigational new drugs, or INDs, for our product candidates and programs;
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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Operating lease obligations as of March 31, 2022 were $1.4 million, with $0.6 million payable within 12 months. See Note 9 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further detail on our obligations and the timing of expected future payments.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A reduction in the carrying value of the deferred tax assets, or valuation allowance, is required when it is not more likely than not that such deferred tax assets are not realizable based on the weight of the available evidence. Judgement is required to if certain income tax positions are more likely than not of being sustained and may change from period to period when there is a change in judgement. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from the estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which would affect net income or loss.

We consider future taxable income and our historical performance in assessing the need for a valuation allowance. We periodically reassess the need for a valuation allowance and if we expect to realize deferred tax assets for which we have previously recorded a valuation allowance, we will reduce the valuation allowance in the period in which such determination is first made.

Due to our lack of earnings history, we determined that a full valuation allowance was required to offset the net deferred tax assets at December 31, 2021. However, when assessing the need for a valuation allowance at March 31, 2022, we considered the expected gain from the sale of Cullinan Pearl to Taiho Pharma as part of the positive and negative evidence for future taxable income, as the agreement had been signed in the subsequent event period. As a result, an income tax benefit was recorded based on the expected utilization of current period losses and the release of the valuation allowance of certain historical losses against the expected gain from the sale of Cullinan Pearl.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted accounting pronouncements that may materially impact our financial position and results of operations is disclosed in Note 2 to of our unaudited consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Given our limited experience in developing and commercializing diagnostics, we may rely on third parties for the design, development, and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics. We and our future collaborators also may encounter difficulties in developing, obtaining regulatory approval for, manufacturing, and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, the development of these product candidates may be adversely affected or these product candidates may not obtain marketing approval or such approval may be delayed, and we may not realize the full commercial potential of any of these product candidates that obtain marketing approval. As a result, our business, results of operations, and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue developing, selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

We have incurred significant net losses in each period since we began substantive operations. As of March 31, 2022, we had an accumulated deficit of $171.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit INDs for our product candidates;
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

Our ability to become profitable depends upon our ability to generate revenue. Besides our licensing agreement with Zai Lab, we have not generated any other license or collaboration revenue or any sale from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-081, CLN-049 and CLN-619 in clinical development, but most of our product candidates are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

We had cash and cash equivalents and short-term investments of $314.9 million and long-term investments and interest receivables of $95.4 million as of March 31, 2022. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations through 2024. Our future capital requirements will depend on many factors, including:

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

As of March 31, 2022 we had 37 full-time employees upon which we rely for various administrative, research and development, and other support services shared among our other operating subsidiaries. We also have three consultants who we rely on for research and development, business development, and other services. While we believe this structure enables us to reduce certain infrastructure costs, the small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, and the management of financial, accounting, and reporting matters. Given that our employees and management are primarily incentivized at the parent company level, these employees and management team members may not be sufficiently incentivized to maximize the overall value of our entire organization. If our centralized team fails to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

If our product candidates, including CLN-081, CLN-049, and CLN-619, are approved for their currently proposed target indication, they will likely compete with the competitor products mentioned above and with other products that are currently in development. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. If our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates, we could see a reduction or elimination in our commercial opportunity. For additional information regarding our competition, see the section titled “Business—Competition" of our Annual Report on Form 10-K for the year ending December 31, 2021 filed with the SEC on March 17, 2022.

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

To date, we have had interactions with regulatory authorities outside of the United States in France, the Netherlands, China, Hong Kong, Singapore, and Taiwan. We intend to engage with EMA regarding regulatory requirements for registration in the European Union, or EU, for our CLN-081, CLN-049, and CLN-619 programs. There is limited experience of regulatory authorities outside of the United States with the approval of tumor-agnostic precision cancer medicines.

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

As of March 31, 2022, we had 37 full-time employees and three consultants. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 64.0% of our voting stock, based on 44,660,026 shares of our common stock deemed to be outstanding as of March 31, 2022. These stockholders have the ability to influence us through their ownership position. Accordingly, these stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2022, we estimate that we have used approximately $132.2 million of our existing cash and cash equivalents prior to the time of the IPO. We have invested the proceeds from the IPO and any unused proceeds from our prior equity financings into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act. There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1#

Employment Agreement, effective February 28, 2022, between Cullinan Oncology, Inc. and Jeffrey Jones (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on March 3, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.

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

Cullinan Oncology, Inc.

Date: May 16, 2022	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)