Form 10-Q
period 2022-06-30
Cullinan Oncology, Inc.
filed 2022-08-10
CIK 1789972

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39856

CULLINAN ONCOLOGY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3879991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street Suite 520 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 410-4650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CGEM	The Nasdaq Global Select Market

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2022 was 45,612,205.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K") and other filings with the Securities Exchange Commission (the “SEC”), including the following:

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
•
our financial performance;
•
developments and projections relating to our competitors or our industry; and
•
the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials.

ii

These factors are discussed more fully in our 2021 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our 2021 10-K and elsewhere in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$353,563	$59,774
Short-term investments	257,432	230,692
Prepaid expenses and other current assets	11,846	6,098
Total current assets	622,841	296,564
Property and equipment, net	52	77
Operating lease right-of-use assets	1,074	—
Other assets	100	147
Long-term investments	43,182	140,397
Total assets	$667,249	$437,185
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,099	$3,169
Accrued expenses and other current liabilities	11,901	8,577
Income tax payable	46,502	—
Operating lease liabilities, current	533	—
Total current liabilities	62,035	11,746
Long-term liabilities:
Operating lease liabilities, net of current portion	596	—
Deferred rent	—	65
Total liabilities	62,631	11,811
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 45,396,398 and 44,292,102 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	604,275	584,714
Accumulated other comprehensive loss	(3,633)	(838)
Retained earnings (accumulated deficit)	3,891	(158,909)
Total Cullinan stockholders' equity	604,538	424,971
Noncontrolling interests	80	403
Total stockholders' equity	604,618	425,374
Total liabilities and stockholders' equity	$667,249	$437,185

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License revenue	$—	$—	$—	$18,943
Operating expenses:
Research and development	26,411	11,778	50,947	24,193
General and administrative	10,695	4,826	18,816	9,982
Total operating expenses	37,106	16,604	69,763	34,175
Gain on sale of Cullinan Pearl	276,785	—	276,785	—
Income (loss) from operations	239,679	(16,604)	207,022	(15,232)
Other income (expense):
Interest income	697	173	894	222
Other income (expense), net	(241)	(8)	(241)	(10)
Net income (loss) before income taxes	240,135	(16,439)	207,675	(15,020)
Income tax expense	66,070	—	46,502	—
Net income (loss)	174,065	(16,439)	161,173	(15,020)
Net income (loss) attributable to noncontrolling interests	(833)	(803)	(1,627)	686
Net income (loss) attributable to common stockholders of Cullinan	$174,898	$(15,636)	$162,800	$(15,706)

Comprehensive income (loss):
Net income (loss)	$174,065	$(16,439)	$161,173	$(15,020)
Unrealized loss on investments	(499)	(55)	(2,795)	(113)
Comprehensive income (loss)	173,566	(16,494)	158,378	(15,133)
Comprehensive income (loss) attributable to noncontrolling interests	(833)	(803)	(1,627)	686
Comprehensive income (loss) attributable to Cullinan	$174,399	$(15,691)	$160,005	$(15,819)

Earnings (net loss) per share:
Basic	$3.90	$(0.36)	$3.65	$(0.37)
Diluted	$3.77	$(0.36)	$3.51	$(0.37)

Weighted-average shares used in computing earnings (net loss) per share:
Basic	44,873	43,295	44,654	42,713
Diluted	46,381	43,295	46,389	42,713

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit)	Subsidiaries	Equity
Balances at December 31, 2021	44,292,102	$4	$584,714	$(838)	$(158,909)	$403	$425,374
Issuance of subsidiary preferred stock	—	—	—	—	—	1,153	1,153
Net issuance of common stock under equity-based compensation plans	367,924	—	1,566	—	—	—	1,566
Equity-based compensation	—	—	6,559	—	—	6	6,565
Unrealized loss on investments	—	—	—	(2,296)	—	—	(2,296)
Net loss	—	—	—	—	(12,098)	(794)	(12,892)
Balances at March 31, 2022	44,660,026	4	592,839	(3,134)	(171,007)	768	419,470
Issuance of subsidiary common stock	—	—	—	—	—	139	139
Net issuance of common stock under equity-based compensation plans	736,372	1	2,834	—	—	—	2,835
Equity-based compensation	—	—	8,602	—	—	6	8,608
Unrealized loss on investments	—	—	—	(499)	—	—	(499)
Net income (loss)	—	—	—	—	174,898	(833)	174,065
Balances at June 30, 2022	45,396,398	$5	$604,275	$(3,633)	$3,891	$80	$604,618

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balances at December 31, 2020	29,831,125	$3	$292,348	$(2)	$(93,339)	$1,304	$200,314
Initial public offering, net of issuance costs of $22,870	13,685,000	1	264,515	—	—	—	264,516
Equity-based compensation	—	—	3,503	—	—	5	3,508
Unrealized loss on investments	—	—	—	(58)	—	—	(58)
Net income (loss)	—	—	—	—	(70)	1,489	1,419
Balances at March 31, 2021	43,516,125	4	560,366	(60)	(93,409)	2,798	469,699
Issuance of subsidiary common stock	—	—	—	—	—	67	67
Issuance of subsidiary preferred stock	—	—	—	—	—	923	923
Net issuance of common stock under equity-based compensation plans	10,099	—	180	—	—	—	180
Equity-based compensation	—	—	4,159	—	—	6	4,165
Unrealized loss on investments	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	(15,636)	(803)	(16,439)
Balances at June 30, 2021	43,526,224	$4	$564,705	$(115)	$(109,045)	$2,991	$458,540

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$161,173	$(15,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Cullinan Pearl	(276,785)	—
Depreciation and amortization	25	28
Equity-based compensation expense	15,173	7,673
Amortization or accretion on marketable securities	1,737	1,047
Realized loss on marketable securities	109	—
License expense in exchange for subsidiary common stock	139	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,050)	(5,199)
Accounts payable	(70)	(6,495)
Accrued expenses and other current liabilities	5,719	188
Income tax payable	46,502	—
Net cash used in operating activities	(47,328)	(17,711)
Investing activities:
Purchase of marketable securities	(93,370)	(363,252)
Proceeds from sales and maturities of marketable securities	158,933	70,932
Proceeds from sale of Cullinan Pearl, net of escrow of $5,000 and cash transferred with sale of $2,898	270,000	—
Net cash provided by (used in) investing activities	335,563	(292,320)
Financing activities:
Proceeds from initial public offering	—	267,268
Payment of deferred offering costs	—	(2,688)
Proceeds from issuance of noncontrolling interests	1,153	923
Proceeds from issuance of convertible note	2,200	—
Repayment of convertible note	(2,200)	—
Proceeds from net issuance of common stock under equity-based compensation plans	4,401	—
Net cash provided by financing activities	5,554	265,503
Net increase (decrease) in cash and cash equivalents	293,789	(44,528)
Cash and cash equivalents at beginning of period	59,774	168,198
Cash and cash equivalents at end of period	$353,563	$123,670
SUPPLEMENTAL NONCASH DISCLOSURE
Noncash financing activities
Deferred offering costs paid in the prior year	$—	$65

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Oncology, Inc., together with its consolidated subsidiaries ("Cullinan" or the "Company"), is a biopharmaceutical company developing a diversified pipeline of targeted oncology therapeutic candidates across multiple modalities for cancer patients. Cullinan’s predecessor company, Cullinan Pharmaceuticals, LLC was formed in September 2016 and was subsequently renamed Cullinan Oncology, LLC (the "LLC") in November 2017. The LLC’s wholly-owned subsidiary, Cullinan Management, Inc. ("Management"), was formed in September 2016 and became the surviving entity in a reverse merger with the LLC in January 2021. In February 2021, the Company changed its name from Cullinan Management, Inc. to Cullinan Oncology, Inc.

As of June 30, 2022, the Company had three development subsidiaries ("Asset Subsidiaries"): Cullinan Amber Corp. ("Cullinan Amber"), Cullinan Florentine Corp. ("Cullinan Florentine") and Cullinan MICA Corp. ("Cullinan MICA"). As of December 31, 2021, the Company had four Asset Subsidiaries: Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl Corp. ("Cullinan Pearl").

The Company completed the sale of its partially-owned subsidiary, Cullinan Pearl, to Taiho Pharmaceutical Co., Ltd (“Taiho”) in June 2022. Refer to Note 3 for additional details relating to the transaction. The sale of Cullinan Pearl did not meet the criteria to be reported as a discontinued operation under the accounting principles generally accepted in the United States of America ("U.S. GAAP"). Therefore, prior period consolidated financial statements and disclosures have not been retroactively restated to reflect the impact of the sale of Cullinan Pearl.

Reorganization, Reverse Stock Split and Initial Public Offering

In January 2021, the Company completed its initial public offering ("IPO") in which it issued and sold 13,685,000 shares of its common stock, including 1,785,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $21.00 per share. The shares began trading on the Nasdaq Global Select Market on January 8, 2021 under the symbol “CGEM”. The net proceeds received by the Company from the offering were $264.5 million, after deducting underwriting discounts, commissions and other offering expenses.

Immediately prior to the effectiveness of the Company’s registration statement, the Company completed its reorganization, whereby the LLC merged with and into Management and Management was the surviving entity. Management was the registrant in the IPO.

Liquidity

The Company has incurred operating losses, with the exception of the one-time gain on the sale of Cullinan Pearl in the three and six months ended June 30, 2022, and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control.

In June 2022, the Company completed the sale of its partially-owned subsidiary, Cullinan Pearl, to Taiho for an upfront payment of $275.0 million. Refer to Note 3 for additional details relating to the transaction.

Since inception, the Company has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents and short-term investments of $611.0 million and long-term investments and interest receivable of $44.6 million as of June 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months from the date of issuance of these unaudited consolidated financial statements. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on the Company's marketable securities.

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2022 for the fiscal year ended December 31, 2021 (the “2021 10-K”), except for its accounting policy for leases.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP and in accordance with applicable rules and regulations of the SEC for interim financial reporting and include the accounts of the Company, a wholly-owned subsidiary, and its majority-owned and controlled subsidiaries. The Company considers consolidation of entities over which control is achieved by means other than voting rights. Intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment, which is developing early-stage cancer therapeutics. In the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in the 2021 10-K.

Leases

On January 1, 2022, the Company adopted a new standard on leases (as amended, "ASC 842"), which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, except certain short-term leases. In connection with its implementation of ASC 842, the Company adopted a package of three practical expedients, allowing it to carry forward its previous lease classification and embedded lease evaluations and not to reassess initial direct costs as of the date of adoption. The Company also adopted a practical expedient that allows it to combine lease and non-lease components for its real estate leases.

The Company’s existing lease obligations relating to a single corporate location is subject to the new standard and resulted in operating lease liabilities and right-of-use assets ("ROU") being recorded on the Company’s consolidated balance sheets on the implementation date. The existing lease obligation is classified as an operating lease.

The below table details the balance sheet adjustments recorded on January 1, 2022 in connection with the Company’s adoption of ASC 842 (in thousands):

	December 31, 2021		January 1, 2022
	As Reported under ASC 840	ASC 842 Adjustments	As Reported Under ASC 842
Assets
Operating lease right-of-use asset	$—	$1,311	$1,311
Liabilities
Current portion of operating lease liabilities	$—	$505	$505
Deferred rent	$65	$(65)	$—
Noncurrent portion of operating lease liabilities	$—	$871	$871

The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records an ROU asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, and payments are recognized as expense on a straight-line basis over the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of ROU assets and lease liabilities but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the discount rate is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, which is a new standard intended to simplify the accounting for income taxes. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

(3)
Sale of Cullinan Pearl and Co-Development Agreement with Taiho

In June 2022, the Company sold its partially owned-subsidiary, Cullinan Pearl, which has worldwide rights to CLN-081 excluding Japan and Greater China, to Taiho for an upfront payment of $275.0 million, with an increase to the purchase price in the amount of $2.9 million for cash held by Cullinan Pearl that was transferred with the sale. As of June 30, 2022, $5.0 million of the upfront payment was held in escrow. The escrow amount was classified within prepaid expenses and other current assets on the consolidated balance sheets and will be released to the Company once the Company and Taiho finalize any post-sale net working capital adjustment, which is not expected to be material. Pursuant to the share purchase agreement with Taiho, the Company is also eligible to receive an additional $130.0 million tied to epidermal growth factor receptor exon20 non-small-cell lung cancer regulatory milestones.

The Company concluded the transaction was a sale of non-financial assets, which comprised mainly of intellectual property rights and related intangible assets, and that it transferred control of the non-financial assets at the closing of the sale. The Company recognized a gain on sale of Cullinan Pearl of $276.8 million within income from operations in its consolidated statement of operations and other comprehensive income (loss) for the three and six months ended June 30, 2022. The table below sets forth the book value of the Cullinan Pearl assets and liabilities sold along with the calculation of the gain on sale based on the cash consideration received.

(in thousands)
Book value of assets sold
Cash	$2,898
Prepaid expenses and other current assets	619
Amounts attributable to assets sold	3,517
Book value of liabilities sold
Accrued expenses and other current liabilities	2,404
Amounts attributable to liabilities sold	2,404
Total identifiable net assets sold	1,113
Upfront consideration, inclusive of $5,000 escrow and cash transferred of $2,898	277,898
Gain on sale of Cullinan Pearl	$276,785

During the six months ended June 30, 2022, Cullinan Pearl issued $2.2 million of convertible notes to an affiliate of Taiho. The Company repaid these convertible notes at the closing of the Cullinan Pearl sale.

Co-Development Agreement with Taiho

In June 2022, concurrently with the closing of the sale of Cullinan Pearl, the Company entered into a co-development agreement with an affiliate of Taiho, pursuant to which the Company will collaborate to develop CLN-081 and will retain the option to co-commercialize CLN-081 in the U.S. Taiho has the exclusive right to commercialize CLN-081 in territories outside the U.S., excluding Greater China. Development costs for CLN-081 incurred after the sale of Cullinan Pearl shall be shared equally between Taiho and the Company with each party receiving 50% of any future pre-tax profits from potential U.S. sales of CLN-081.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because the Company is an active participant in the development of CLN-081. Payments made to or received from Taiho for CLN-081 development activities after the sale are recorded within research and development expenses.

(4)
Financial Instruments

Investments

The Company recognized its short-term and long-term investments by security type at June 30, 2022 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$132,863	$—	$(1,783)	$131,080
Asset-backed securities	3,023	—	(42)	2,981
Commercial paper	62,047	—	(132)	61,915
U.S. government notes	62,139	—	(683)	61,456
Total short-term investments	260,072	—	(2,640)	257,432
Long-term investments
Corporate notes	44,175	—	(993)	43,182
Total long-term investments	44,175	—	(993)	43,182
Total investments	$304,247	$—	$(3,633)	$300,614

The Company recognized its short-term and long-term investments by security type at December 31, 2021 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$98,642	$—	$(95)	$98,547
Commercial paper	114,174	—	(27)	114,147
U.S. government notes	18,033	—	(35)	17,998
Total short-term investments	230,849	—	(157)	230,692
Long-term investments
Corporate notes	117,868	—	(596)	117,272
Asset-backed securities	3,044	—	(8)	3,036
U.S. government notes	20,166	—	(77)	20,089
Total long-term investments	141,078	—	(681)	140,397
Total investments	$371,927	$—	$(838)	$371,089

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$293,193	$—	$—	$293,193
Money market funds	60,370	—	—	60,370
Total cash and cash equivalents	353,563	—	—	353,563
Short-term investments
Corporate notes	—	131,080	—	131,080
Asset-backed securities	—	2,981	—	2,981
Commercial paper	—	61,915	—	61,915
U.S. government notes	—	61,456	—	61,456
Total short-term investments	—	257,432	—	257,432
Long-term investments
Corporate notes	—	43,182	—	43,182
U.S. government notes	—	—	—	—
Total long-term investments	—	43,182	—	43,182
Total cash, cash equivalents and investments	$353,563	$300,614	$—	$654,177

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2021:

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

Prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities were carried at cost, which management believes approximated fair value due to their short-term nature.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued research and development expenses	$8,337	$5,028
Accrued bonus	2,436	2,576
Other current liabilities	1,128	973
	$11,901	$8,577

(6)
License and Collaboration Agreements

For the three months ended June 30, 2022 and 2021, the Company recorded $0.2 million and $0.1 million, respectively, within research and development expenses relating to the license agreement ("MIT License Agreement") with the Massachusetts Institute of Technology ("MIT") through Cullinan Amber.

For the six months ended June 30, 2022, the Company recorded $0.5 million in research and development expenses relating to the collaboration agreement with Adimab where the Company exercised its option to exploit Adimab's antibodies and $0.2 million within research and development expenses relating to the MIT License Agreement. For the six months ended June 30, 2021, the Company recorded $3.0 million within research and development expenses under a revenue sharing agreement with Taiho upon receipt of an upfront payment for licensing the Greater China rights for CLN-081 to Zai Lab (Shanghai) Co., Ltd. and $0.1 million within research and development expenses relating to the MIT License Agreement.

(7)
Common Stock and Noncontrolling Interests in Subsidiaries

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through June 30, 2022.

Noncontrolling Interests in Subsidiaries

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

Cullinan Amber

In June 2021, Cullinan Amber issued 3.0 million shares of its Series A Preferred Stock to the Company for gross proceeds of $3.0 million and 0.2 million shares of its common stock to MIT in exchange for no additional consideration, pursuant to the MIT License Agreement.

In June 2022, Cullinan Amber issued 6.0 million shares of its Series A Preferred Stock to the Company for gross proceeds of $6.0 million and 0.3 million shares of its common stock to MIT in exchange for no additional consideration, pursuant to the MIT License Agreement.

As of June 30, 2022, the Company holds common shares and Series A Preferred Stock that represent 93.5% of Cullinan Amber's outstanding equity. As of June 30, 2022, noncontrolling interests collectively own common shares representing 6.5% of the fully-diluted shares outstanding of Cullinan Amber.

Under the hypothetical liquidation book value ("HLBV") method, $0.1 million of losses were attributed to the noncontrolling interests of Cullinan Amber for each of the three and six months ended June 30, 2022. For each of the three and six months ended June 30, 2021, less than $0.1 million of losses were attributed to the noncontrolling interests of Cullinan Amber.

Cullinan Florentine

In July 2021, Cullinan Florentine issued 7.5 million shares of Series B Preferred Stock to the Company for gross proceeds of $8.1 million.

As of June 30, 2022, the Company holds common shares, Series A Preferred Stock and Series B preferred stock that represent 94.8% of Cullinan Florentine's outstanding equity. As of June 30, 2022, noncontrolling interests collectively hold common shares that represent 5.2% of Cullinan Florentine's outstanding equity.

The Company did not allocate any losses to the noncontrolling interests of Cullinan Florentine for each of the three and six months ended June 30, 2022 and 2021.

Cullinan MICA

In June 2021, the Company purchased 5.4 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $7.1 million, and certain other existing investors purchased 0.7 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $0.9 million.

In March 2022, the Company purchased 6.7 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $8.8 million, and certain other existing investors purchased 0.9 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $1.2 million.

As of June 30, 2022, the Company holds common shares and Series A Senior Preferred Stock that represent 53.5% of Cullinan MICA's outstanding equity. As of June 30, 2022, noncontrolling interests hold common shares, Series A Junior Preferred Stock and Series A Senior Preferred Stock that represent 46.5% of Cullinan MICA's outstanding equity.

Under the HLBV method, $0.7 million and $1.1 million of losses were attributed to the noncontrolling interests of Cullinan MICA for the three and six months ended June 30, 2022, respectively. Under the HLBV method, $0.2 million and $0.5 million of losses were attributed to the noncontrolling interests of Cullinan MICA for the three and six months ended June 30, 2021, respectively.

Cullinan Pearl Corp.

In June 2022, the Company sold its partially-owned subsidiary, Cullinan Pearl, to Taiho. Refer to Note 3 for additional details relating to the transaction.

Prior to the sale, the Company accounted for the noncontrolling interest using the HLBV method. The Company did not allocate any losses to the noncontrolling interests of Cullinan Pearl for the three months ended June 30, 2022. The Company allocated $0.3 million of losses to noncontrolling interests for the six months ended June 30, 2022. Under the HLBV method, $0.5 million of losses and $1.2 million of income were attributed to the noncontrolling interests of Cullinan Pearl for the three and six months ended June 30, 2021, respectively.

(8)
Equity-Based Compensation

Market-based restricted stock units ("RSUs")

In June 2022, the Company entered into an agreement to grant market-based RSUs to its Chief Executive Officer. For equity awards with a market-based vesting condition, the Company recognizes compensation expense over the requisite service period using the fair value at the grant date. The number of shares issuable, if any, when a market-based RSU award vests, will depend on the degree of achievement of the corporate stock price metrics within the performance period of the award.

The Company measures the fair value of market-based RSUs on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation requires the input of assumptions, including the Company's stock price, the volatility of its stock price, remaining term in years, expected dividend yield and risk-free rate. The Company used its own trading history to calculate the expected volatility of the market-based RSUs granted. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected term assumed at the grant date.

The following table details the assumptions used in the Monte Carlo simulation model used to estimate the fair value of the market-based RSUs granted:

Three Months Ended June 30, 2022
Stock price	$12.98
Volatility	82.5%
Remaining term (years)	2.7
Risk-free rate	2.9%
Expected dividend yield	0.0%

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$4,379	$2,293	$7,039	$3,862
General and administrative	4,229	1,872	8,134	3,811
Total equity-based compensation	$8,608	$4,165	$15,173	$7,673

(9)
Related Party Transactions

Royalty Transfer Agreements

Each of the Asset Subsidiaries is party to royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the "Foundations"). Under each of these respective agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company has concluded that these instruments had no value at the inception of the agreements.

Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of June 30, 2022 and December 31, 2021. The Company currently does not have any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of June 30, 2022. The Company will monitor these instruments for changes in fair value at each reporting date.

(10)
Income Taxes

During the three months and six months ended June 30, 2022, the Company recorded an income tax provision of $66.1 million and $46.5 million, respectively. The tax provision recorded for the period ended June 30, 2022 was driven by the expected tax from the gain on sale of Cullinan Pearl, partially offset by the release of valuation allowance for the expected utilization of current year and certain historical tax attributes against the gain from the sale. Refer to Note 3 for additional details on this transaction. The Company did not record an income tax benefit or expense for the three and six months ended June 30, 2021.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, outside of the tax losses that will be utilized against the gain on sale of Cullinan Pearl. As a result, as of June 30, 2022, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

(11)
Commitment and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of service providers, up to the date of cancellation.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessor, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 and December 31, 2021.

Legal proceedings

The Company is not currently party to or aware of any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

(12)
Leases

The Company has an operating lease for 7,531 rentable square feet of office space in Cambridge, Massachusetts, which commenced on February 1, 2018 and expires on June 30, 2024. Lease expense consisted of operating lease costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively. Rent expense under the prior lease accounting standard was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

The following table summarizes supplemental cash flow information (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$303
ROU asset obtained in exchange for an operating lease liability	$1,311

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities (in thousands):

June 30, 2022
Remainder of 2022	$305
2023	618
2024	313
Total future minimum lease payments	1,236
Less: imputed interest	(107)
Total lease liabilities at present value	$1,129
Lease liabilities, current	$533
Lease liabilities, non-current	$596

The following table summarizes lease term and discount rate:

June 30, 2022
Weighted-average remaining lease term (years)	2.0
Weighted-average discount rate	9.5%

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

(13)
Earnings per Share

The following table sets forth the calculation of basic and diluted earnings (net loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders of Cullinan	$174,898	$(15,636)	$162,800	$(15,706)
Denominator:
Weighted-average common stock outstanding - basic	44,873	43,295	44,654	42,713
Dilutive effect of common stock issuable from assumed exercise of equity awards	1,508	—	1,735	—
Weighted-average common stock outstanding - diluted	46,381	43,295	46,389	42,713
Earnings (net loss) per share:
Basic	$3.90	$(0.36)	$3.65	$(0.37)
Diluted	$3.77	$(0.36)	$3.51	$(0.37)

The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	As of June 30,
	2022	2021
	(in thousands)
Restricted stock units	—	180
Stock options	6,250	6,951
Total	6,250	7,131

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company developing a diversified pipeline of targeted oncology therapeutic candidates across multiple modalities in order to bring important medicines to cancer patients. Our strategy is to source innovation through both internal discovery efforts and external collaborations, focusing on advanced-stage assets with novel technology platforms and differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for anti-tumor activity as a single agent as well as its ability to generate an immune system response or to inhibit oncogenic drivers. Using this strategy, we have efficiently developed or in-licensed a portfolio of therapeutic candidates.

CLN-081, which we are co-developing with Taiho Pharmaceutical, Co. Ltd ("Taiho"), is an orally available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion ("EGFRex20ins") mutations with relative sparing of cells expressing wild-type EGFR. In June 2022, Taiho acquired our partially-owned subsidiary, Cullinan Pearl Corp. (“Cullinan Pearl”), which has worldwide rights to CLN-081 outside of Japan and Greater China, for an upfront payment of $275.0 million to us with the potential for an additional $130.0 million tied to EGFR exon20 non-small-cell lung cancer ("NSCLC") regulatory milestones. Concurrently with the closing of the sale of Cullinan Pearl, we entered into a co-development and co-commercialization agreement for CLN-081 with an affiliate of Taiho, pursuant to which we will collaborate to develop CLN-081 and will retain the option to co-commercialize CLN-081 in the U.S. Development costs for CLN-081 after the sale of Cullinan Pearl shall be shared equally between the Company and Taiho with each party receiving 50% of any future potential pre-tax profits from U.S. sales of CLN-081.

CLN-081 is being evaluated as a treatment for NSCLC in adult patients with EGFRex20ins mutations in a Phase 1/2a trial. Among 39 response evaluable patients treated at the 100mg twice daily dose in this trial, CLN-081 has shown an initial efficacy profile that is at the high end of exon 20 agents, including a 41% confirmed response rate, an estimated 21-month median duration of response and an estimated 12-month progression-free survival. We have also observed favorable safety and tolerability at this dose, which includes no grade 3 or greater EGFR-related toxicities and relatively low dose discontinuation and interruption rates. The U.S. Food and Drug Administration ("FDA") has granted Breakthrough Therapy Designation to CLN-081.

Our most advanced wholly-owned product candidates include CLN-049, a bispecific antibody targeting FLT3 and CD3, and CLN-619, a monoclonal antibody designed to stimulate natural killer and T cell responses by engaging a unique target, MICA/B. We initiated enrollment in clinical trials in the fourth quarter of 2021 for CLN-049 for patients with relapsed or refractory acute myeloid leukemia or myelodysplastic syndrome and for CLN-619 for patients with advanced solid tumors.

In addition to the above product candidates, our portfolio includes several preclinical oncology programs. The most advanced of these programs include CLN-617, a fusion protein combining two potent antitumor cytokines, interleukin-2 and interleukin-12, with tumor retention domains for the treatment of solid tumors, and CLN-978, an internally-developed half-life extended T-cell engaging antibody construct designed to simultaneously engage CD19 and CD3. We expect to submit investigational new drug applications ("INDs”) for both of these programs to the FDA by the first half of 2023.

Our remaining preclinical programs include Opal, a bispecific fusion protein that blocks the PD-1 axis and selectively activates the 4-IBB/CD137 pathway on T cells in tumors; Jade, a cell therapy targeting a novel senescence and cancer-related protein that we are developing in collaboration with the Fred Hutchinson Cancer Research Center; and an HPK1 protein degrader research collaboration with the Icahn School of Medicine at Mount Sinai ("Icahn Mount Sinai"). At the American Association for Cancer Research ("AACR") 2022 Annual Meeting in April 2022, we presented preclinical data across five of these programs, including CLN-049, CLN-619, CLN-617, CLN-978 and Opal. We hold worldwide development and commercialization rights to each of our wholly-owned product candidates.

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

We have three partially-owned development subsidiaries ("Asset Subsidiaries"): Cullinan Florentine Corp. ("Cullinan Florentine"), which is advancing CLN-049; Cullinan MICA Corp. ("Cullinan MICA"), which is advancing CLN-619; and Cullinan Amber Corp. ("Cullinan Amber"), which is developing our AMBER platform and advancing CLN-617 as its first product candidate. The Company’s former Asset Subsidiary, Cullinan Pearl, which is advancing CLN-081, was divested in the second quarter of 2022. We hold intellectual property rights and exclusive options for worldwide intellectual property for our earlier-stage programs, NexGem, Opal, Jade and the HPK1 degrader collaboration with Icahn Mount Sinai.

Since inception, we have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2022, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our initial public offering ("IPO"). We have received $18.9 million in net collaboration revenue from our previous license agreement ("Zai License Agreement") with Zai Lab Shanghai Company, Limited ("Zai Lab") and cash proceeds of $270.0 million, net of $5.0 million in escrow as of June 30, 2022, from the sale of Cullinan Pearl.

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $611.0 million and long-term investments and interest receivable of $44.6 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheet and represents accrued and unpaid interest on our marketable securities. With the exception of the second quarter 2022, we have incurred operating losses and have had negative cash flows from operations since our inception. As of June 30, 2022, we had retained earnings of $3.9 million. Besides the one-time gain from the sale of Cullinan Pearl, we expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Impact of COVID-19 Pandemic

The duration and scope of the COVID-19 pandemic continues to be uncertain. Infection rates remain high in many parts of the world, and the virulence and spread of different strains of the virus have caused many local jurisdictions to continue or re-implement quarantines and restrictions on travel and mass gatherings. The extent and duration of the impact of COVID-19 on our operations and financial performance is currently unknown and will depend on future developments that are uncertain and unpredictable.

We implemented remote working and other protective measures, but thus far, have not experienced a significant disruption or delay in our operations as it relates to the clinical development or drug production of our product candidates. However, COVID-19 has at times impacted the pace of our enrollment in our clinical trials and the conduct of our preclinical studies. In the future, COVID-19-related restrictions may adversely impact our operations. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

The following Asset Subsidiaries are consolidated into our financial statements:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of June 30, 2022 (1)
Cullinan Pearl Corp. (2)	Divested	November 2018	0%
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019	94%
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019	95%
Cullinan MICA Corp.	Partially-owned Subsidiary	May 2020	54%

(1)
Ownership percentages are reflected on a fully-diluted basis.
(2)
Refer to Note 3 of our notes to the consolidated financial statements.

Cullinan Pearl

The Company sold its partially-owned subsidiary, Cullinan Pearl, to Taiho in June 2022. Refer to Note 3 of our notes to the consolidated financial statements for additional details relating to the transaction.

Cullinan Amber

Cullinan Amber, incorporated in December 2019, is our partially-owned operating subsidiary that has a license agreement with the Massachusetts Institute of Technology ("MIT”) that provides exclusive worldwide rights to the patents related to technology that originated in the laboratory of Dr. Dane Wittrup to develop novel multifunctional constructs that are retained in the tumor microenvironment, which enables prolonged local activity of immunostimulatory cytokine combinations.

In June 2021, Cullinan Amber issued 3.0 million shares of its Series A Preferred Stock to us for gross proceeds of $3.0 million and 0.2 million shares of its common stock to MIT in exchange for no additional consideration, pursuant to the license agreement with MIT.

In June 2022, Cullinan Amber issued 6.0 million shares of its Series A Preferred Stock to us for gross proceeds of $6.0 million and 0.3 million shares of its common stock to MIT in exchange for no additional consideration, pursuant to the license agreement with MIT.

As of June 30, 2022, we owned 93.5% of the fully-diluted shares outstanding of Cullinan Amber, including 100% of Series A Preferred Stock. As of June 30, 2022, noncontrolling interests collectively owned 6.5% of the equity of Cullinan Amber on a fully-diluted basis.

Pursuant to a voting agreement by and among Cullinan Amber, us, and other stockholders of Cullinan Amber, the holders of Cullinan Amber's Series A Preferred Stock, acting by majority vote, have the right to designate two members of the three-person board of directors.

Cullinan Florentine

Cullinan Florentine, incorporated in December 2019, is our partially-owned operating subsidiary that has exclusive worldwide rights to CLN-049, our bispecific antibody targeting FLT3 and CD3, pursuant to an exclusive license agreement (the "Tübingen License Agreement") with Deutsches Krebsforschungszentrum ("DKFZ"), Eberhard Karls University of Tübingen, Faculty of Medicine ("University of Tübingen"), and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen ("UFE").

In July 2021, Cullinan Florentine issued 7.5 million shares of Series B Preferred Stock to us for gross proceeds of $8.1 million.

As of June 30, 2022, we owned 94.8% of the fully-diluted shares outstanding of Cullinan Florentine, including 100% of Series A Preferred Stock. As of June 30, 2022, noncontrolling interests collectively owned 5.2% of the equity of Cullinan Florentine on a fully-diluted basis

Pursuant to a voting agreement between Cullinan Florentine, us and other stockholders of Cullinan Florentine, holders of Cullinan Florentine's Series A Preferred Stock, acting by majority vote, have the right to designate two members of the four-person board of directors. DKFZ and UFE, acting jointly, have the right to appoint one director. Our current chief executive officer, Mr. Ahmed, is the fourth board member.

Cullinan MICA

Cullinan MICA, formerly known as PDI Therapeutics, Inc., of which we assumed operational control in May 2020, is our partially-owned operating subsidiary that owns intellectual property related to CLN-619, our MICA/B-targeted humanized IgG1 monoclonal antibody.

In June 2021, we purchased 5.4 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $7.1 million, and certain other existing investors purchased 0.7 million shares for $0.9 million.

In March 2022, we purchased 6.7 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $8.8 million, and certain other existing investors purchased 0.9 million shares for $1.2 million.

As of June 30, 2022, we own 53.5% of the fully-diluted shares outstanding of Cullinan MICA, including 52% of Series A Preferred Stock. Noncontrolling interests own 46.5% of the fully-diluted shares outstanding of Cullinan MICA, including 48% of Series A Preferred Stock.

Pursuant to a voting agreement, by and among Cullinan MICA, us, and other stockholders of Cullinan MICA, we have the right to appoint three members of the five-person board of directors.

Components of Our Results of Operations

Revenue

For the six months ended June 30, 2021, we recognized $18.9 million of revenue, relating to the upfront fee earned from the Zai License Agreement. We have not generated any revenue from the sale of products since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our product candidates are successful and result in regulatory approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our wholly-owned and jointly-developed product candidates and programs. We expense research and development costs and intangible assets acquired that have no alternative future use as incurred. These expenses include:

•
employee-related expenses, including salaries, related benefits and equity-based compensation expense, for employees engaged in research and development functions;
•
expenses incurred under agreements with organizations that support our drug discovery and development activities;
•
expenses incurred in connection with the preclinical and clinical development of our product candidates and programs, including under agreements with contract research organizations ("CROs");
•
costs related to contract manufacturing organizations, that are primarily engaged to provide drug substance, raw material and drug product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
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

The successful development and commercialization of product candidates is highly uncertain due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

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
•
our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the U.S. and internationally;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive management, finance, corporate and business development, and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses; and other operating costs.

We have incurred increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and programs and our continued research activities.

Gain on Sale of Cullinan Pearl

Gain on sale of Cullinan Pearl represents the excess of the consideration received over the carrying value of the non-financial assets sold. Refer to Note 3 of our notes to the consolidated financial statements for additional details relating to the transaction.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, short-term investments and long-term investments.

Income Taxes

Income taxes consist primarily of federal and state income taxes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table presents our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
License revenue	$—	$—	$—	$18,943
Operating expenses:
Research and development	26,411	11,778	50,947	24,193
General and administrative	10,695	4,826	18,816	9,982
Total operating expenses	37,106	16,604	69,763	34,175
Gain on sale of Cullinan Pearl	276,785	—	276,785	—
Income (loss) from operations	239,679	(16,604)	207,022	(15,232)
Other income (expense):
Interest income	697	173	894	222
Other income (expense), net	(241)	(8)	(241)	(10)
Net income (loss) before income taxes	240,135	(16,439)	207,675	(15,020)
Income tax expense	66,070	—	46,502	—
Net income (loss)	174,065	(16,439)	161,173	(15,020)
Net income (loss) attributable to noncontrolling interest	(833)	(803)	(1,627)	686
Net income (loss) attributable to common stockholders of Cullinan	$174,898	$(15,636)	$162,800	$(15,706)

License Revenue

In the six months ended June 30, 2021, we recognized $18.9 million of revenue relating to the upfront fee earned from the Zai License Agreement.

Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cullinan Pearl (CLN-081)	$4,245	$3,428	$12,143	$9,146
Cullinan MICA (CLN-619)	5,606	1,836	9,167	3,470
Cullinan Amber (CLN-617)	2,738	422	4,518	747
Cullinan Florentine (CLN-049)	1,226	1,781	2,350	3,599
Total Asset Subsidiaries expenses	13,815	7,467	28,178	16,962
Early-stage research	5,311	1,215	10,965	1,647
Other personnel and unallocated	2,906	818	4,764	1,752
Equity-based compensation	4,379	2,278	7,040	3,832
Total research and development expenses	$26,411	$11,778	$50,947	$24,193

We separately disclose additional details for expenses incurred in connection with the research and development activities conducted for the product candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, Cullinan MICA and Cullinan Pearl, as we believe they represent key portfolio value drivers. In June 2022, we completed the sale of Cullinan Pearl to Taiho. We expect to share with Taiho 50% of future development costs for CLN-081 along with 50% of any future potential pre-tax profits from U.S sales of CLN-081.

Research and development expenses were $26.4 million for the three months ended June 30, 2022 compared to $11.8 million for the three months ended June 30, 2021.

The increase of $6.3 million of research and development expenses of the Asset Subsidiaries was primarily related to an increase in chemistry, manufacturing and controls ("CMC") costs of $4.2 million relating to our ongoing clinical trials for CLN-081 and CLN-619 and to support IND-enabling activities with CLN-617 and an increase of $2.4 million relating to preclinical and clinical activities across CLN-081, CLN-049 and CLN-619.

The remaining increase within research and development expenses was primarily related to an increase in the discovery and development of early-stage product candidates, inclusive of the collaboration agreement entered into with Icahn Mount Sinai in December 2021, and an increase in equity-based compensation expense due to increased headcount and new grants in the three months ended June 30, 2022.

Research and development expenses were $51.0 million for the six months ended June 30, 2022 compared to $24.2 million for the six months ended June 30, 2021.

The increase of $11.2 million of research and development expenses of the Asset Subsidiaries was primarily related to an increase in CMC costs of $10.8 million relating to our ongoing clinical trials for CLN-081 and CLN-619 and to support IND-enabling activities with CLN-617 and an increase of $3.2 million related to preclinical and clinical activity across CLN-081, CLN-049 and CLN-619, partially offset by a $3.0 million royalty payment to Taiho for the upfront fee from the Zai License Agreement that was made in the first six months of 2021 and did not recur in 2022.

The remaining increase within research and development expenses was primarily related to an increase in the discovery and development of early-stage product candidates, inclusive of the collaboration agreement entered into with Icahn Mount Sinai in December 2021, and an increase in equity-based compensation expense due to increased headcount and new grants in the six months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses were $10.7 million for the three months ended June 30, 2022 compared to $4.8 million for the three months ended June 30, 2021. The increase of $5.9 million was primarily due to a $2.4 million increase in equity-based compensation expense relating to increased headcount and new grants in the three months ended June 30, 2022, a $1.1 million increase in personnel costs relating to increased headcount and non-recurring costs of $1.7 million related to the Cullinan Pearl sale.

General and administrative expenses were $18.8 million for the six months ended June 30, 2022 compared to $10.0 million for the six months ended June 30, 2021. The increase of $8.8 million was primarily due to a $4.4 million increase in equity-based compensation expense relating to increased headcount and new grants in the six months ended June 30, 2022, a $1.7 million increase in personnel costs relating to increased headcount and non-recurring costs of $2.0 million related to the Cullinan Pearl sale.

Gain on Sale of Cullinan Pearl

The $276.8 million gain on sale of Cullinan Pearl represents the excess of the consideration received over the carrying value of the non-financial assets sold. Refer to Note 3 of our notes to the consolidated financial statements for additional details relating to the transaction.

Other Income

Other income was $0.5 million during the three months ended June 30, 2022 compared to $0.2 million during the three months ended June 30, 2021. The increase was primarily related to higher investment income.

Other income was $0.7 million during the six months ended June 30, 2022 compared to $0.2 million during the six months ended June 30, 2021. The increase was primarily related to higher investment income.

Income Tax Expense

The income tax expense was $66.1 million and $46.5 million for the three and six months ended June 30, 2022, respectively. The net income tax expense of $46.5 million recognized for the six months ended June 30, 2022 represents the expected tax from the gain on sale of Cullinan Pearl, including the expected utilization of current year and certain historical tax attributes.

We did not record a provision for income taxes for the three or six months ended June 30, 2021.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.8 million during both the three months ended June 30, 2022 and 2021.

Net loss attributable to noncontrolling interests was $1.6 million during the six months ended June 30, 2022 compared to net income of $0.7 million during the six months ended June 30, 2021. The decrease was primarily related to our allocation of income to our noncontrolling interests in the six months ended June 30, 2021 due to the recognition of revenue from the Zai License Agreement under Cullinan Pearl.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses, with the exception of the one-time gain on the sale of Cullinan Pearl in the three and six months ended June 30, 2022, and negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $611.0 million and long-term investments and interest receivable of $44.6 million.

In January 2021, we completed our IPO and received net proceeds of $264.5 million from the offering, after deducting underwriting discounts, commissions and other offering expenses. Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, short-term investments, and long-term investments, will be sufficient to fund operations through 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

In June 2022, we sold our partially-owned subsidiary, Cullinan Pearl, to Taiho for an upfront payment of $275.0 million, of which $5.0 million will remain in escrow until we and Taiho finalize any post-sale net working capital adjustment, which is not expected to be material.

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(47,328)	$(17,711)
Net cash provided by (used in) investing activities	335,563	(292,320)
Net cash provided by financing activities	5,554	265,503
Net increase (decrease) in cash and cash equivalents	$293,789	$(44,528)

Cash Flow from Operating Activities

For the six months ended June 30, 2022, operating activities used $47.3 million of cash. Net income of $161.2 million and a benefit of $51.1 million from the net change in our operating assets and liabilities was more than offset by a net non-cash benefit of $259.6 million. The net non-cash benefit primarily consisted of the gain on sale of Cullinan Pearl of $276.8 million, partially offset by $15.2 million from equity-based compensation expense and $1.7 million in amortization and accretion on marketable securities.

For the six months ended June 30, 2021, operating activities used $17.7 million of cash, primarily consisting of our net loss of $15.0 million and changes in net operating assets and liabilities of $11.5 million, which were partially offset by non-cash charges of $8.8 million. Our non-cash charges of $8.8 million primarily consisted of $7.7 million from equity-based compensation expense and $1.0 million in amortization and accretion on marketable securities.

Cash Flow from Investing Activities

For the six months ended June 30, 2022, net cash provided by investing activities was $335.6 million, which consisted of $270.0 million of proceeds from the sale of Cullinan Pearl, net of $5.0 million in escrow, and $158.9 million from the sales and maturities of investments, partially offset by the purchase of $93.4 million of investments.

For the six months ended June 30, 2021, investing activities used $292.3 million of cash, of which $363.2 million was used for the purchase of investments, partially offset by $70.9 million received from the sales and maturities of investments.

Cash Flow from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $5.6 million, which primarily consisted of $4.4 million from stock option exercises and $1.2 million from the issuance of noncontrolling interests.

For the six months ended June 30, 2021, net cash provided by financing activities was $265.5 million, which primarily consisted of $267.3 million net proceeds from the initial public offering and $0.9 million from the issuance of noncontrolling interests, partially offset by the $2.7 million payment of deferred offering costs.

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

As a publicly-traded company, we incur significant legal, accounting and other expenses. We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

To achieve compliance with Section 404 after we no longer qualify as an emerging growth company, we will be required to provide an attestation of our internal controls over financial reporting processes, which will require additional costs and personnel. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, short-term and long-term investments, will be sufficient to fund operations through 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

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
•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate, and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices;
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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheet as of June 30, 2022 and December 31, 2021.

Operating lease obligations as of June 30, 2022 were $1.1 million, with $0.5 million payable within 12 months. See Note 12 to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further detail on our obligations and the timing of expected future payments.

In addition, we enter into agreements in the normal course of business with CROs for clinical trials and with vendors for preclinical studies, manufacturing services, and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

Our critical accounting policies have not materially changed from those described in the 2021 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted accounting pronouncements that may materially impact our financial position and results of operations is disclosed in Note 2 to our unaudited consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"). Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2021 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition or future results.

In June 2022, we completed the sale of our entire equity interest in Cullinan Pearl Corp. (“Cullinan Pearl”) which was developing CLN-081/TAS6417, formerly our lead program, to Taiho Pharmaceutical Co., Ltd (“Taiho”) and we entered into a co-development agreement with a subsidiary of Taiho, to co-develop and, at our option, co-commercialize CLN-081/TAS6417 in the U.S. Pursuant to the terms of the co-development agreement with Taiho, development costs for CLN-081/TAS6417 incurred after the sale of Cullinan Pearl will be shared equally between Taiho and us with each party receiving 50% of any future pre-tax profits from potential U.S. sales of CLN-081/TAS6417.

Risks Related to Our Financial Condition and Capital Requirements

We have not generated any revenue from the sale of our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. Besides our previous licensing agreement with Zai Lab, we have not generated any other license or collaboration revenue or any sales revenue from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-081 (pursuant to the co-development agreement with Taiho), CLN-049 and CLN-619 in clinical development, but most of our product candidates are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
our ability to timely seek and obtain regulatory and marketing approvals for any of our product candidates or any future product candidates for which we complete clinical trials;
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
•
the equal cost-sharing structure for clinical development and commercialization costs of CLN-081 in the U.S. and the equal profit-sharing structure from future U.S. sales of CLN-081, each pursuant to the co-development agreement with Taiho;

•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate, and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;
•
our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the U.S. and internationally, if approved for marketing, reimbursement, sale, and distribution in such countries and territories, whether alone or in collaboration with others;
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

The development of pharmaceutical products is capital intensive. We are currently advancing CLN-081 (pursuant to the co-development agreement with Taiho), CLN-049 and CLN-619 in clinical development and making further investments in our preclinical programs. We expect our expenses to increase in parallel with our ongoing activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, which may include raising funding by one or more of our subsidiaries that could dilute our equity interest in the subsidiary. We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties, either by us or by one or more of our subsidiaries. If we or our subsidiaries are unable to raise capital when needed or on attractive terms, we or the applicable subsidiary would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

We had cash and cash equivalents and short-term investments of $611.0 million and long-term investments and interest receivables of $44.6 million as of June 30, 2022. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations through 2026. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of drug discovery, laboratory testing, manufacturing and preclinical and clinical development for our current and future product candidates;
•
the extent to which we enter into additional collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;
•
the equal cost-sharing structure for clinical development and commercialization costs of CLN-081 in the U.S. and the equal profit sharing structure from future U.S. sales of CLN-081, each pursuant to the co-development agreement with Taiho;
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

As noted above, in June 2022, we sold Cullinan Pearl, formerly a partially-owned subsidiary of the Company, to Taiho and we entered into a co-development agreement with a subsidiary of Taiho to co-develop and, at our option, co-commercialize CLN-081/TAS6417 in the U.S. Pursuant to the terms of the co-development agreement with Taiho, development costs for CLN-081/TAS6417 incurred after the sale of Cullinan Pearl will be shared equally between us and Taiho, with each party receiving 50% of any future pre-tax profits from potential U.S. sales of CLN-081/TAS6417.

We intend to engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring products, intellectual property rights, technologies, or businesses, carried out either by u or by one or more of our wholly- or partially-owned subsidiaries, including a newly-formed subsidiary formed for the purpose of such transaction. Any acquisition or strategic partnership, including the co-development agreement with Taiho, may entail numerous risks to us or the applicable subsidiary, including:

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

As noted above, in June 2022, we completed the sale of Cullinan Pearl, formerly a partially owned subsidiary of the Company, to Taiho for an upfront payment of $275.0 million. We may receive up to an additional $130.0 million upon the achievement of certain regulatory milestones related to CLN-081. There is no guarantee that these milestones will be achieved or that we will receive any of the additional $130.0 million. In connection with the sale of Cullinan Pearl, we entered into a co-development agreement with Taiho, pursuant to which we and Taiho will co-develop and, at our option, co-commercialize CLN-081/TAS6417 in the U.S. Taiho and us will share the future clinical development costs of CLN-081/TAS6417 equally, and each will receive 50% of the net profits from future U.S. sales. There is no guarantee that the co-development and co-commercialization will be successful or that we will receive any net profits and we could lose money.

Risks Related to Government Regulation

The Breakthrough Therapy designation by the FDA, if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that any of our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for CLN-049 and CLN-619, and some or all of our future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Sponsors of product candidates that have been designated as Breakthrough Therapies are eligible to receive more intensive FDA guidance on developing an efficient drug development program, an organizational commitment involving senior managers, and eligibility for rolling review and priority review. Drugs and biologics designated as Breakthrough Therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

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

Risks Related to Our Reliance on Third Parties

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

As noted above, in June 2022, we completed the sale of Cullinan Pearl, formerly a partially owned subsidiary of the Company, to Taiho and we entered into the co-development agreement with a subsidiary of Taiho to co-develop and, at our option, co-commercialize CLN-081/TAS6417 in the U.S. Pursuant to the terms of the co-development agreement with Taiho, we will each equally contribute to the future clinical development of CLN-081/TAS6417 in the U.S., with each receiving 50% of the profits from potential U.S. sales.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512) was declared effective by the SEC for our IPO. At the closing of the offering on January 12, 2021, we sold 13,685,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,785,000 additional shares of common stock, at a public offering price of $21.00 per share. The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise and after underwriting discounts and offering expenses, were $264.5 million.

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

10.1*	Share Purchase Agreement, dated May 11, 2022, by and among the Registrant, Taiho Pharmaceutical Co. Ltd. and Cullinan Pearl Corp.

10.2*	Co-Development Agreement, dated June 21, 2022, by and between the Registrant and Taiho Oncology, Inc.

10.3*#	Performance Stock Unit Award Agreement, dated June 9, 2022, by and between the Registrant and Nadim Ahmed

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.

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

Cullinan Oncology, Inc.

Date: August 10, 2022	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)