Form 10-Q
period 2022-09-30
Cullinan Oncology, Inc.
filed 2022-11-14
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39856

CULLINAN ONCOLOGY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3879991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street Suite 1350 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 410-4650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CGEM	The Nasdaq Global Select Market

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

The number of shares of the Registrant’s common stock outstanding as of November 4, 2022 was 45,772,452.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K") and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•
the success, cost and timing of our clinical development of our product candidates, including zipalertinib (CLN-081/TAS6417), CLN-049 and CLN-619;
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
•
our reliance on third parties to conduct our clinical trials and to manufacture drug substance and drug product for use in our clinical trials;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$242,657	$59,774
Short-term investments	333,294	230,692
Prepaid expenses and other current assets	6,124	6,098
Total current assets	582,075	296,564
Property and equipment, net	792	77
Operating lease right-of-use assets	4,496	—
Other assets	460	147
Long-term investments	29,414	140,397
Total assets	$617,237	$437,185
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,516	$3,169
Accrued expenses and other current liabilities	13,507	8,577
Income tax payable	11,398	—
Operating lease liabilities, current	696	—
Total current liabilities	27,117	11,746
Long-term liabilities:
Operating lease liabilities, net of current portion	3,992	—
Deferred rent	—	65
Total liabilities	31,109	11,811
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 45,743,027 and 44,292,102 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	610,965	584,714
Accumulated other comprehensive loss	(3,929)	(838)
Accumulated deficit	(20,913)	(158,909)
Total Cullinan stockholders' equity	586,128	424,971
Noncontrolling interests	—	403
Total stockholders' equity	586,128	425,374
Total liabilities and stockholders' equity	$617,237	$437,185

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License revenue	$—	$—	$—	$18,943
Operating expenses:
Research and development	19,680	12,680	70,627	36,873
General and administrative	10,086	5,695	28,902	15,677
Total operating expenses	29,766	18,375	99,529	52,550
Gain on sale of Cullinan Pearl	—	—	276,785	—
Income (loss) from operations	(29,766)	(18,375)	177,256	(33,607)
Other income (expense):
Interest income	2,353	118	3,247	340
Other income (expense), net	—	(2)	(241)	(12)
Net income (loss) before income taxes	(27,413)	(18,259)	180,262	(33,279)
Income tax expense (benefit)	(2,523)	—	43,979	—
Net income (loss)	(24,890)	(18,259)	136,283	(33,279)
Net income (loss) attributable to noncontrolling interests	(86)	(909)	(1,713)	(223)
Net income (loss) attributable to common stockholders of Cullinan	$(24,804)	$(17,350)	$137,996	$(33,056)

Comprehensive income (loss):
Net income (loss)	$(24,890)	$(18,259)	$136,283	$(33,279)
Unrealized gain (loss) on investments	(296)	57	(3,091)	(56)
Comprehensive income (loss)	(25,186)	(18,202)	133,192	(33,335)
Comprehensive income (loss) attributable to noncontrolling interests	(86)	(909)	(1,713)	(223)
Comprehensive income (loss) attributable to Cullinan	$(25,100)	$(17,293)	$134,905	$(33,112)

Earnings (net loss) per share:
Basic	$(0.54)	$(0.40)	$3.07	$(0.76)
Diluted	$(0.54)	$(0.40)	$2.96	$(0.76)

Weighted-average shares used in computing earnings (net loss) per share:
Basic	45,611	43,439	44,966	43,254
Diluted	45,611	43,439	46,580	43,254

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit)	Subsidiaries	Equity
Balances at December 31, 2021	44,292,102	$4	$584,714	$(838)	$(158,909)	$403	$425,374
Issuance of subsidiary preferred stock	—	—	—	—	—	1,153	1,153
Net issuance of common stock under equity-based compensation plans	367,924	—	1,566	—	—	—	1,566
Equity-based compensation	—	—	6,559	—	—	6	6,565
Unrealized loss on investments	—	—	—	(2,296)	—	—	(2,296)
Net loss	—	—	—	—	(12,098)	(794)	(12,892)
Balances at March 31, 2022	44,660,026	4	592,839	(3,134)	(171,007)	768	419,470
Issuance of subsidiary common stock	—	—	—	—	—	139	139
Net issuance of common stock under equity-based compensation plans	736,372	1	2,834	—	—	—	2,835
Equity-based compensation	—	—	8,602	—	—	6	8,608
Unrealized loss on investments	—	—	—	(499)	—	—	(499)
Net income (loss)	—	—	—	—	174,898	(833)	174,065
Balances at June 30, 2022	45,396,398	5	604,275	(3,633)	3,891	80	604,618
Net issuance of common stock under equity-based compensation plans	346,629	—	1,425	—	—	—	1,425
Equity-based compensation	—	—	5,265	—	—	6	5,271
Unrealized loss on investments	—	—	—	(296)	—	—	(296)
Net loss	—	—	—	—	(24,804)	(86)	(24,890)
Balances at September 30, 2022	45,743,027	$5	$610,965	$(3,929)	$(20,913)	$—	$586,128

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balances at December 31, 2020	29,831,125	$3	$292,348	$(2)	$(93,339)	$1,304	$200,314
Initial public offering, net of issuance costs of $22,870	13,685,000	1	264,515	—	—	—	264,516
Equity-based compensation	—	—	3,503	—	—	5	3,508
Unrealized loss on investments	—	—	—	(58)	—	—	(58)
Net income (loss)	—	—	—	—	(70)	1,489	1,419
Balances at March 31, 2021	43,516,125	4	560,366	(60)	(93,409)	2,798	469,699
Issuance of subsidiary common stock	—	—	—	—	—	67	67
Issuance of subsidiary preferred stock	—	—	—	—	—	923	923
Net issuance of common stock under equity-based compensation plans	10,099	—	180	—	—	—	180
Equity-based compensation	—	—	4,159	—	—	6	4,165
Unrealized loss on investments	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	(15,636)	(803)	(16,439)
Balances at June 30, 2021	43,526,224	4	564,705	(115)	(109,045)	2,991	458,540
Net issuance of common stock under equity-based compensation plans	134,685	—	579	—	—	—	579
Equity-based compensation	—	—	4,551	—	—	6	4,557
Unrealized gain on investments	—	—	—	57	—	—	57
Net loss	—	—	—	—	(17,350)	(909)	(18,259)
Balances at September 30, 2021	43,660,909	$4	$569,835	$(58)	$(126,395)	$2,088	$445,474

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$136,283	$(33,279)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of Cullinan Pearl	(276,785)	—
Depreciation and amortization	34	41
Equity-based compensation expense	20,444	12,230
Amortization or accretion on marketable securities	1,894	1,973
Realized loss on marketable securities	109	—
License expense in exchange for subsidiary common stock	139	67
Loss on disposal of fixed assets	14	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(507)	(5,104)
Accounts payable	(1,654)	(5,980)
Accrued expenses and other current liabilities	6,950	1,790
Income tax payable	11,398	—
Net cash used in operating activities	(101,681)	(28,262)
Investing activities:
Purchase of marketable securities	(217,497)	(448,551)
Proceeds from sales and maturities of marketable securities	220,333	130,638
Proceeds from sale of Cullinan Pearl, net of cash transferred with sale of $2,898	275,000	—
Purchase of property and equipment	(251)	—
Net cash provided by (used in) investing activities	277,585	(317,913)
Financing activities:
Proceeds from initial public offering	—	267,268
Payment of deferred offering costs	—	(2,688)
Proceeds from issuance of noncontrolling interests	1,153	923
Proceeds from issuance of convertible note	2,200	—
Repayment of convertible note	(2,200)	—
Proceeds from net issuance of common stock under equity-based compensation plans	5,826	579
Net cash provided by financing activities	6,979	266,082
Net increase (decrease) in cash and cash equivalents	182,883	(80,093)
Cash and cash equivalents at beginning of period	59,774	168,198
Cash and cash equivalents at end of period	$242,657	$88,105
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$513	$—
Cash paid for income taxes	$32,582	$—
Deferred offering costs paid in the prior year	$—	$65

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Oncology, Inc., together with its consolidated subsidiaries ("Cullinan" or the "Company"), is a biopharmaceutical company focused on modality-agnostic targeted oncology. Cullinan’s predecessor company, Cullinan Pharmaceuticals, LLC was formed in September 2016 and was subsequently renamed Cullinan Oncology, LLC (the "LLC") in November 2017. The LLC’s wholly-owned subsidiary, Cullinan Management, Inc. ("Management"), was formed in September 2016 and became the surviving entity in a reverse merger with the LLC in January 2021. In February 2021, the Company changed its name from Cullinan Management, Inc. to Cullinan Oncology, Inc.

The Company completed the sale of its entire equity interest in its partially-owned subsidiary, Cullinan Pearl Corp. ("Cullinan Pearl"), to Taiho Pharmaceutical Co., Ltd (“Taiho”) in June 2022. Refer to Note 3 for additional details relating to the transaction. The sale of the Company's equity interest in Cullinan Pearl did not meet the criteria to be reported as a discontinued operation under the accounting principles generally accepted in the United States of America ("U.S. GAAP"). Therefore, prior period consolidated financial statements and disclosures have not been retroactively restated to reflect the impact of the sale of the Company’s equity interest in Cullinan Pearl.

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

Liquidity

The Company has incurred operating losses, with the exception of the one-time gain on the sale of Cullinan Pearl in the nine months ended September 30, 2022, and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control.

In June 2022, the Company completed the sale of the Company’s equity interest in its partially-owned subsidiary, Cullinan Pearl, to Taiho for an upfront payment of $275.0 million. Refer to Note 3 for additional details relating to the transaction.

Since inception, the Company has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents and short-term investments of $576.0 million and long-term investments and interest receivable of $30.7 million as of September 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on the Company's marketable securities.

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

The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records an ROU asset and a lease liability on the consolidated balance sheets for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, and payments are recognized as expense on a straight-line basis over the lease term.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, which is a new standard intended to simplify the accounting for income taxes. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

(3)
Sale of Cullinan Pearl and Co-Development Agreement with Taiho

In June 2022, the Company sold its equity interest in its partially-owned subsidiary, Cullinan Pearl, which has worldwide rights to zipalertinib (CLN-081/TAS6417), excluding Japan and Greater China, to Taiho for an upfront payment of $275.0 million, with an increase to the purchase price in the amount of $2.9 million for cash held by Cullinan Pearl that was transferred with the sale. Pursuant to the share purchase agreement with Taiho, the Company is also eligible to receive an additional $130.0 million tied to epidermal growth factor receptor exon20 non-small-cell lung cancer regulatory milestones.

The Company concluded the transaction was a sale of non-financial assets, which comprised mainly of intellectual property rights and related intangible assets, and that it transferred control of the non-financial assets at the closing of the sale. The Company recognized a gain on sale of Cullinan Pearl of $276.8 million within income from operations in its consolidated statements of operations and other comprehensive income (loss) for the nine months ended September 30, 2022. The table below sets forth the book value of the Cullinan Pearl assets and liabilities sold along with the calculation of the gain on sale based on the cash consideration received.

(in thousands)
Book value of assets sold
Cash	$2,898
Prepaid expenses and other current assets	619
Amounts attributable to assets sold	3,517
Book value of liabilities sold
Accrued expenses and other current liabilities	2,404
Amounts attributable to liabilities sold	2,404
Total identifiable net assets sold	1,113
Upfront consideration, inclusive of cash transferred of $2,898	277,898
Gain on sale of Cullinan Pearl	$276,785

During the nine months ended September 30, 2022, Cullinan Pearl issued $2.2 million of convertible notes to an affiliate of Taiho. The Company repaid these convertible notes at the closing of the Cullinan Pearl sale.

Co-Development Agreement with Taiho

In June 2022, concurrently with the closing of the sale of the Company’s equity interest in Cullinan Pearl, the Company entered into a co-development agreement with an affiliate of Taiho, pursuant to which the Company will collaborate to develop zipalertinib (CLN-081/TAS6417) and will retain the option to co-commercialize zipalertinib (CLN-081/TAS6417) in the U.S. Development costs for zipalertinib (CLN-081/TAS6417) incurred after the sale of the Company’s equity interest in Cullinan Pearl shall be shared equally between Taiho and the Company with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib (CLN-081/TAS6417).

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because the Company is an active participant in the development of zipalertinib (CLN-081/TAS6417). Payments made to or received from Taiho for zipalertinib (CLN-081/TAS6417) development activities after the sale are recorded within research and development expenses. For the nine months ended September 30, 2022, costs reimbursable by Taiho and reflected as a reduction to research and development expenses were $1.5 million, which had not been reimbursed by Taiho as of September 30, 2022. The Company also recorded research and development expense of $0.9 million related to its share of costs incurred by Taiho, which the Company had not yet reimbursed as of September 30, 2022. The net amount of $0.6 million due from Taiho was recorded within prepaid expenses and other current assets as of September 30, 2022.

(4)
Financial Instruments

Investments

The Company recognized its short-term and long-term investments by security type at September 30, 2022 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$158,927	$—	$(2,342)	$156,585
Asset-backed securities	3,013	—	(38)	2,975
Commercial paper	38,808	5	(37)	38,776
U.S. government notes	135,613	—	(655)	134,958
Total short-term investments	336,361	5	(3,072)	333,294
Long-term investments
Corporate notes	30,276	—	(862)	29,414
Total long-term investments	30,276	—	(862)	29,414
Total investments	$366,637	$5	$(3,934)	$362,708

The Company recognized its short-term and long-term investments by security type at December 31, 2021 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$98,642	$—	$(95)	$98,547
Commercial paper	114,174	—	(27)	114,147
U.S. government notes	18,033	—	(35)	17,998
Total short-term investments	230,849	—	(157)	230,692
Long-term investments
Corporate notes	117,868	—	(596)	117,272
Asset-backed securities	3,044	—	(8)	3,036
U.S. government notes	20,166	—	(77)	20,089
Total long-term investments	141,078	—	(681)	140,397
Total investments	$371,927	$—	$(838)	$371,089

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents
Cash	$122,913	$—	$—	$122,913
Money market funds	119,744	—	—	119,744
Total cash and cash equivalents	242,657	—	—	242,657
Short-term investments
Corporate notes	—	156,585	—	156,585
Asset-backed securities	—	2,975	—	2,975
Commercial paper	—	38,776	—	38,776
U.S. government notes	—	134,958	—	134,958
Total short-term investments	—	333,294	—	333,294
Long-term investments
Corporate notes	—	29,414	—	29,414
Total long-term investments	—	29,414	—	29,414
Total cash, cash equivalents and investments	$242,657	$362,708	$—	$605,365

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

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued research and development expenses	$8,365	$5,028
Accrued bonus	2,396	2,576
Other current liabilities	2,746	973
	$13,507	$8,577

(6)
License and Collaboration Agreements

For the nine months ended September 30, 2022, the Company recorded $0.5 million relating to the collaboration agreement with Adimab and $0.2 million relating to the license agreement (the "MIT License Agreement") with the Massachusetts Institute of Technology ("MIT") through Cullinan Amber Corp. ("Cullinan Amber") within research and development expenses. For the three months ended September 30, 2022, the company recorded less than $0.1 million relating to license and collaboration agreements.

For the nine months ended September 30, 2021, the Company recorded $3.0 million under a revenue sharing agreement with Taiho upon receipt of an upfront payment for licensing the Greater China rights for zipalertinib (CLN-081/TAS6417) to Zai Lab (Shanghai) Co., Ltd. and $0.1 million relating to the MIT License Agreement. For the three months ended September 30, 2021, the company recorded less than $0.1 million relating to license and collaboration agreements.

(7)
Common Stock and Noncontrolling Interests in Subsidiaries

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through September 30, 2022.

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

As of September 30, 2022, the Company held common shares and Series A Preferred Stock that represented 93.5% of Cullinan Amber's outstanding equity. As of September 30, 2022, noncontrolling interests collectively held common shares that represented 6.5% of Cullinan Amber's outstanding equity.

The Company did not allocate any losses to the noncontrolling interests of Cullinan Amber for the three months ended September 30, 2022. Under the hypothetical liquidation book value ("HLBV") method, $0.1 million of losses were attributed to the noncontrolling interests of Cullinan Amber for the nine months ended September 30, 2022. The Company did not allocate any losses to the noncontrolling interests of Cullinan Amber for the three months ended September 30, 2021. For the nine months ended September 30, 2021, less than $0.1 million of losses were attributed to the noncontrolling interests of Cullinan Amber.

Cullinan Florentine

In July 2021, Cullinan Florentine Corp. ("Cullinan Florentine") issued 7.5 million shares of Series B Preferred Stock to the Company for gross proceeds of $8.1 million.

In July 2022, Cullinan Florentine issued 3.75 million shares of Series B Preferred Stock to the Company for gross proceeds of $4.1 million.

As of September 30, 2022, the Company held common shares, Series A Preferred Stock and Series B preferred stock that represented 95.6% of Cullinan Florentine's outstanding equity. As of September 30, 2022, noncontrolling interests collectively held common shares that represented 4.4% of Cullinan Florentine's outstanding equity.

The Company did not allocate any losses to the noncontrolling interests of Cullinan Florentine for each of the three and nine months ended September 30, 2022 and 2021.

Cullinan MICA

In June 2021, the Company purchased 5.4 million shares of Cullinan MICA Corp.’s ("Cullinan MICA") Series A Senior Preferred Stock for $7.1 million, and certain other existing investors purchased 0.7 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $0.9 million.

In March 2022, the Company purchased 6.7 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $8.8 million, and certain other existing investors purchased 0.9 million shares of Cullinan MICA’s Series A Senior Preferred Stock for $1.2 million.

As of September 30, 2022, the Company held common shares and Series A Senior Preferred Stock that represented 53.5% of Cullinan MICA's outstanding equity. As of September 30, 2022, noncontrolling interests held common shares, Series A Junior Preferred Stock and Series A Senior Preferred Stock that represented 46.5% of Cullinan MICA's outstanding equity.

Under the HLBV method, $0.1 million and $1.2 million of losses were attributed to the noncontrolling interests of Cullinan MICA for the three and nine months ended September 30, 2022, respectively. Under the HLBV method, $0.3 million and $0.8 million of losses were attributed to the noncontrolling interests of Cullinan MICA for the three and nine months ended September 30, 2021, respectively.

Cullinan Pearl Corp.

In June 2022, the Company sold its equity interest in its partially-owned subsidiary, Cullinan Pearl, to Taiho. Refer to Note 3 for additional details relating to the transaction.

Prior to the sale, the Company accounted for the noncontrolling interest using the HLBV method. The Company allocated $0.3 million of losses to noncontrolling interests for the nine months ended September 30, 2022. Under the HLBV method, $0.6 million of losses and $0.7 million of income were attributed to the noncontrolling interests of Cullinan Pearl for the three and nine months ended September 30, 2021, respectively.

(8)
Equity-Based Compensation

Market-based restricted stock units ("RSUs")

In June 2022, the Company granted market-based RSUs to its Chief Executive Officer. For equity awards with a market-based vesting condition, the Company recognizes compensation expense over the requisite service period using the fair value at the grant date. The number of shares issuable, if any, when a market-based RSU award vests, will depend on the degree of achievement of the corporate stock price metrics within the performance period of the award.

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

The following table details the assumptions used in the Monte Carlo simulation model used to estimate the fair value of the market-based RSUs granted during the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
Stock price	$12.98
Volatility	82.5%
Remaining term (in years)	2.7
Risk-free rate	2.9%
Expected dividend yield	0.0%

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$1,108	$2,458	$8,147	$6,320
General and administrative	4,163	2,099	12,297	5,910
Total equity-based compensation	$5,271	$4,557	$20,444	$12,230

(9)
Related Party Transactions

Royalty Transfer Agreements

Cullinan Amber, Cullinan Florentine and Cullinan MICA are each party to royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the "Foundations"). Under each of these respective agreements, each Foundation is entitled to receive a royalty equal to 0.5% (1.0% in aggregate) of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company has concluded that these instruments had no value at the inception of the agreements.

Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of September 30, 2022 and December 31, 2021. The Company currently does not have any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of September 30, 2022. The Company will monitor these instruments for changes in fair value at each reporting date.

(10)
Income Taxes

During the three months and nine months ended September 30, 2022, the Company recorded an income tax benefit of $2.5 million and an income tax expense of $44.0 million, respectively. The income tax expense recorded for the nine months ended September 30, 2022 was driven by the expected tax from the gain on sale of Cullinan Pearl, partially offset by the release of valuation allowance for the expected utilization of current year and certain historical tax attributes against the gain from the sale. The income tax benefit recorded for the three months ended September 30, 2022 is due to the expected utilization of current year tax attributes against the gain from the sale of Cullinan Pearl. Refer to Note 3 for additional details on this transaction. The Company did not record an income tax benefit or expense for the three and nine months ended September 30, 2021.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets, outside of the tax losses that will be utilized against the gain on sale of Cullinan Pearl. As a result, as of September 30, 2022, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

(11)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 and December 31, 2021.

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

(12)
Leases

The Company has an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and goes through June 2024. In August 2022, the Company entered into an additional operating lease (the "August 2022 lease") for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts through July 2026. Lease expense consisted of operating lease costs of $0.3 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. Rent expense under the prior lease accounting standard was $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

In September 2022, the Company entered into a sublease agreement through May 2024 for the approximately 8,000 square feet of office space that it leases in a multi-tenant building in Cambridge, Massachusetts. The Company expects to receive sublease payments of approximately $0.1 million in 2022, $0.6 million in 2023 and $0.3 million in 2024. These expected sublease payments are equal to the fixed payments that the Company is required to make under its lease.

The following table summarizes supplemental cash flow information (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$456
ROU asset obtained in exchange for an operating lease liability	$4,931

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities (in thousands):

September 30, 2022
Remainder of 2022 (1)	$(196)
2023	1,881
2024	1,738
2025	1,461
2026	872
Total future minimum lease payments	5,756
Less: imputed interest	(1,068)
Total lease liabilities at present value	$4,688
Lease liabilities, current	$696
Lease liabilities, non-current	$3,992
(1)
The Company's negative future lease payments for the remainder of 2022 represent a net cash inflow, which includes required lease payments in the fourth quarter and $0.3 million to be reimbursed by the lessor for improvements made to the newly leased office space pursuant the terms of the August 2022 lease.

The following table summarizes lease term and discount rate:

September 30, 2022
Weighted-average remaining lease term (in years)	3.4
Weighted-average discount rate	10.7%

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

(13)
Earnings per Share

The following table sets forth the calculation of basic and diluted earnings (net loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders of Cullinan	$(24,804)	$(17,350)	$137,996	$(33,056)
Denominator:
Weighted-average common stock outstanding - basic	45,611	43,439	44,966	43,254
Dilutive effect of common stock issuable from assumed exercise of equity awards	—	—	1,614	—
Weighted-average common stock outstanding - diluted	45,611	43,439	46,580	43,254
Earnings (net loss) per share:
Basic	$(0.54)	$(0.40)	$3.07	$(0.76)
Diluted	$(0.54)	$(0.40)	$2.96	$(0.76)

The Company used the treasury stock method to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	As of September 30,
	2022	2021
	(in thousands)
Stock options	6,643	7,200
Restricted stock units	24	132
Employee Stock Purchase Plan	12	2
Total	6,679	7,334

(14)
Subsequent Events

In October 2022, the Company entered into stock purchase and transfer agreements (the "Purchase Agreements") with two of Cullinan MICA’s existing financial investors, Avalon Ventures and Bregua Corporation. Pursuant to the Purchase Agreements, the Company purchased a cumulative amount of 1,522,072 shares of Series A Senior Preferred Stock, 1,999,998 shares of Series A Junior Preferred Stock and 11,451,514 shares of Series A-2 Junior Preferred Stock (collectively, the “Shares”) of Cullinan MICA for a per share purchase price of $2.05, representing an aggregate purchase price for the Shares of $30.7 million.

As of October 31, 2022, the Company held shares that collectively represented 92% of Cullinan MICA’s outstanding equity.

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

Overview

We are a biopharmaceutical company focused on modality-agnostic targeted oncology. Our strategy is to source innovation through both internal discovery efforts, external collaborations and in-licensing, focusing on advanced-stage assets with novel technology platforms and differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for anti-tumor activity as a single agent as well as its ability to generate an immune response or to inhibit oncogenic processes. Using this strategy, we have efficiently developed or in-licensed a portfolio of therapeutic candidates.

Zipalertinib (CLN-081/TAS6417), which we are co-developing with Taiho Pharmaceutical, Co. Ltd ("Taiho"), is an orally available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion ("EGFRex20ins") mutations with relative sparing of cells expressing wild-type EGFR. In June 2022, Taiho acquired our equity interest in our partially-owned subsidiary, Cullinan Pearl Corp. (“Cullinan Pearl”), which has worldwide rights to zipalertinib (CLN-081/TAS6417) outside of Japan and Greater China, for an upfront payment of $275.0 million. As part of the sale, we are also eligible to receive an additional $130.0 million tied to EGFR exon20 non-small-cell lung cancer ("NSCLC") regulatory milestones. Concurrently with the closing of the sale of our equity interest in Cullinan Pearl, we entered into a co-development and co-commercialization agreement for zipalertinib (CLN-081/TAS6417) with an affiliate of Taiho, pursuant to which we will collaborate to develop zipalertinib (CLN-081/TAS6417) and will retain the option to co-commercialize zipalertinib (CLN-081/TAS6417) in the U.S. Development costs for zipalertinib (CLN-081/TAS6417) shall be shared equally between us and Taiho with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib (CLN-081/TAS6417).

The U.S. Food and Drug Administration ("FDA") has granted Breakthrough Therapy designation to zipalertinib (CLN-081/TAS6417). In the fourth quarter of 2022, we initiated a pivotal study in patients with EGFR exon 20 NSCLC.

Our most advanced product candidates include CLN-049, a bispecific T cell engager targeting FLT3 and CD3, and CLN-619, a monoclonal antibody that restores the MICA/MICB pathway to promote tumor cell lysis from both cytotoxic innate and adaptive immune cells. We initiated enrollment in clinical trials in the fourth quarter of 2021 for CLN-049 for patients with relapsed or refractory acute myeloid leukemia or myelodysplastic syndrome and for CLN-619 for patients with advanced solid tumors. We plan to report initial clinical data in mid-2023 for CLN-049 and CLN-619.

In addition to the above product candidates, our portfolio includes several preclinical oncology programs. The most advanced of these programs include CLN-617, a fusion protein combining two potent antitumor cytokines, interleukin-2 and interleukin-12, with tumor retention domains for the treatment of solid tumors, and CLN-978, an internally-developed half-life extended T-cell engaging bispecific therapeutic designed to simultaneously engage CD19 and CD3. We expect to submit investigational new drug applications ("INDs”) for both of these programs to the FDA in the first half of 2023.

We hold worldwide development and commercialization rights to each of our product candidates, and we hold intellectual property rights and exclusive options for worldwide intellectual property for our earlier-stage programs.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2022, we have received net proceeds of $541.2 million from equity financings, inclusive of our net proceeds of $264.5 million from our initial public offering ("IPO"). We have received $18.9 million in revenue from our previous license agreement ("Zai License Agreement") with Zai Lab Shanghai Company, Limited ("Zai Lab") and cash proceeds of $275.0 million from the sale of our equity interest in Cullinan Pearl.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $576.0 million and long-term investments and interest receivable of $30.7 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. With the exception of the nine months ended September 30, 2022, we have incurred operating losses and have had negative cash flows from operations since our inception. As of September 30, 2022, we had an accumulated deficit of $20.9 million. Besides the one-time gain from the sale of our equity interest in Cullinan Pearl, we expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

We have three partially-owned development subsidiaries ("Asset Subsidiaries"): Cullinan Florentine Corp. ("Cullinan Florentine"), which is advancing CLN-049; Cullinan MICA Corp. ("Cullinan MICA"), which is advancing CLN-619; and Cullinan Amber Corp. ("Cullinan Amber"), which is developing our AMBER platform and advancing CLN-617 as its first product candidate. Our equity interest in our former Asset Subsidiary, Cullinan Pearl, which is advancing zipalertinib (CLN-081/TAS6417), was divested in the second quarter of 2022. In October 2022, we entered into stock purchase and transfer agreements (the “Purchase Agreements”) with certain investors in Cullinan MICA. As of October 31, 2022, we held shares that collectively represented 92% of Cullinan MICA’s outstanding equity. Refer to Note 14 of our notes to the consolidated financial statements for additional details on the Purchase Agreements.

The following table reflects our fully-diluted ownership percentages in each of our Asset Subsidiaries as of September 30, 2022:

Consolidated Entities	Current Relationship	Date Control First Acquired	Ownership as of September 30, 2022
Cullinan Pearl Corp.	Divested	November 2018	0%
Cullinan Amber Corp.	Partially-owned Subsidiary	December 2019	94%
Cullinan Florentine Corp.	Partially-owned Subsidiary	December 2019	96%
Cullinan MICA Corp.	Partially-owned Subsidiary	May 2020	54%

Cullinan Pearl

We sold our equity interest in our partially-owned subsidiary, Cullinan Pearl, to Taiho in June 2022. Refer to Note 3 of our notes to the consolidated financial statements for additional details relating to the transaction.

Cullinan Amber

Cullinan Amber, incorporated in December 2019, is our partially-owned operating subsidiary that has a license agreement with the Massachusetts Institute of Technology ("MIT”) that provides exclusive worldwide rights to the patents related to technology that originated in the laboratory of Dr. Karl Dane Wittrup to develop novel multifunctional constructs for delivery of immunostimulatory agents such as cytokines that are retained in the tumor microenvironment.

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

As of September 30, 2022, we owned 93.5% of the fully-diluted shares outstanding of Cullinan Amber, including 100% of Series A Preferred Stock. As of September 30, 2022, noncontrolling interests collectively owned 6.5% of the equity of Cullinan Amber on a fully-diluted basis.

Cullinan Florentine

Cullinan Florentine, incorporated in December 2019, is our partially-owned operating subsidiary that has exclusive worldwide rights to CLN-049, our bispecific antibody targeting FLT3 and CD3, pursuant to an exclusive license agreement with Deutsches Krebsforschungszentrum ("DKFZ"), Eberhard Karls University of Tübingen, Faculty of Medicine, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen ("UFE").

In July 2021, Cullinan Florentine issued 7.5 million shares of Series B Preferred Stock to us for gross proceeds of $8.1 million.

In July 2022, Cullinan Florentine issued 3.75 million shares of Series B Preferred Stock to us for gross proceeds of $4.1 million.

As of September 30, 2022, we owned 95.6% of the fully-diluted shares outstanding of Cullinan Florentine, including 100% of Series A Preferred Stock. As of September 30, 2022, noncontrolling interests collectively owned 4.4% of the equity of Cullinan Florentine on a fully-diluted basis.

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

As of September 30, 2022, we owned 53.5% of the fully-diluted shares outstanding of Cullinan MICA, including 52% of Series A Preferred Stock. Noncontrolling interests owned 46.5% of the fully-diluted shares outstanding of Cullinan MICA, including 48% of Series A Preferred Stock.

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

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense when the goods are delivered or consumed or the related services are performed, or when it is no longer expected that the goods will be delivered or the services rendered.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table presents our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
License revenue	$—	$—	$—	$18,943
Operating expenses:
Research and development	19,680	12,680	70,627	36,873
General and administrative	10,086	5,695	28,902	15,677
Total operating expenses	29,766	18,375	99,529	52,550
Gain on sale of Cullinan Pearl	—	—	276,785	—
Income (loss) from operations	(29,766)	(18,375)	177,256	(33,607)
Other income (expense):
Interest income	2,353	118	3,247	340
Other income (expense), net	—	(2)	(241)	(12)
Net income (loss) before income taxes	(27,413)	(18,259)	180,262	(33,279)
Income tax expense (benefit)	(2,523)	—	43,979	—
Net income (loss)	(24,890)	(18,259)	136,283	(33,279)
Net income (loss) attributable to noncontrolling interest	(86)	(909)	(1,713)	(223)
Net income (loss) attributable to common stockholders of Cullinan	$(24,804)	$(17,350)	$137,996	$(33,056)

License Revenue

In the nine months ended September 30, 2021, we recognized $18.9 million of revenue relating to the upfront fee earned from the Zai License Agreement.

Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cullinan MICA (CLN-619)	$2,442	$2,586	$11,608	$6,056
Cullinan Amber (CLN-617)	5,050	568	9,569	1,315
Cullinan Florentine (CLN-049)	2,611	1,183	4,960	4,782
Total Asset Subsidiaries expenses	10,103	4,337	26,137	12,153
Zipalertinib (CLN-081/TAS6417)	1,308	3,898	14,291	13,043
Early-stage research	3,740	1,128	13,866	2,801
Other personnel and unallocated	3,421	865	8,185	2,592
Equity-based compensation	1,108	2,452	8,148	6,284
Total research and development expenses	$19,680	$12,680	$70,627	$36,873

We separately disclose additional details for expenses incurred in connection with the research and development activities conducted for zipalertinib (CLN-081/TAS6417) and for the product candidates and programs being developed by our partially-owned subsidiaries Cullinan Amber, Cullinan Florentine, and Cullinan MICA, as we believe they represent key portfolio value drivers. We share with Taiho 50% of future development costs for zipalertinib (CLN-081/TAS6417) along with 50% of any future potential pre-tax profits from U.S. sales of zipalertinib (CLN-081/TAS6417).

Research and development expenses were $19.7 million for the three months ended September 30, 2022 compared to $12.7 million for the three months ended September 30, 2021.

The increase of $5.8 million in research and development expenses for the Asset Subsidiaries was primarily related to an increase in chemistry, manufacturing and controls ("CMC") costs of $2.8 million relating to our ongoing clinical trials for CLN-619 and CLN-049 and to support IND-enabling activities for CLN-617 and an increase of $2.7 million relating to preclinical and clinical activities across CLN-619, CLN-617 and CLN-049.

The remaining increase within research and development expenses was primarily related to an increase in the discovery and development of early-stage product candidates, inclusive of the collaboration agreement entered into with Icahn Mount Sinai in December 2021, and an increase in personnel costs due to increased headcount, partially offset by a decrease in CMC costs for zipalertinib (CLN-081/TAS6417), and a benefit from sharing zipalertinib (CLN-081/TAS6417) development costs equally with Taiho.

Research and development expenses were $70.6 million for the nine months ended September 30, 2022 compared to $36.9 million for the nine months ended September 30, 2021.

The increase of $14.0 million of research and development expenses for the Asset Subsidiaries was primarily related to an increase in CMC costs of $8.0 million relating to our ongoing clinical trials for CLN-619 and CLN-049 and to support IND-enabling activities for CLN-617 and an increase of $5.9 million related to preclinical and clinical activity across CLN-619, CLN-617 and CLN-049.

The remaining increase within research and development expenses was primarily related to an increase in CMC and preclinical costs for zipalertinib (CLN-081/TAS6417), an increase in the discovery and development of early-stage product candidates, inclusive of the collaboration agreement entered into with Icahn Mount Sinai in December 2021, and an increase in personnel costs due to increased headcount, partially offset by a royalty payment to Taiho for the upfront fee from the Zai License Agreement that was made in the first nine months of 2021 and did not recur in 2022.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended September 30, 2022 compared to $5.7 million for the three months ended September 30, 2021. The increase of $4.4 million was primarily due to a $2.1 million increase in equity-based compensation expense relating to increased headcount and new grants in the three months ended September 30, 2022, a $1.1 million increase in personnel costs relating to increased headcount and a $1.2 million increase in other professional services and occupancy expenses.

General and administrative expenses were $28.9 million for the nine months ended September 30, 2022 compared to $15.7 million for the nine months ended September 30, 2021. The increase of $13.2 million was primarily due to a $6.4 million increase in equity-based compensation expense relating to increased headcount and new grants in the nine months ended September 30, 2022, a $2.7 million increase in personnel costs relating to increased headcount, a $1.5 million increase in other professional services, a $0.5 million increase in occupancy expenses, and non-recurring costs of $2.0 million in the first nine months of 2022 related to the Cullinan Pearl sale.

Gain on Sale of Cullinan Pearl

The $276.8 million gain on sale of Cullinan Pearl represents the excess of the consideration received over the carrying value of the non-financial assets sold. Refer to Note 3 of our notes to the consolidated financial statements for additional details relating to the transaction.

Other Income

Other income was $2.4 million during the three months ended September 30, 2022 compared to $0.1 million during the three months ended September 30, 2021. The increase was primarily related to higher investment income.

Other income was $3.0 million during the nine months ended September 30, 2022 compared to $0.3 million during the nine months ended September 30, 2021. The increase was primarily related to higher investment income.

Income Tax Expense

The income tax benefit was $2.5 million and income tax expense was $44.0 million for the three and nine months ended September 30, 2022, respectively. The net income tax expense of $44.0 million recognized for the nine months ended September 30, 2022 represents the expected tax from the gain on sale of Cullinan Pearl, including the expected utilization of current year and certain historical tax attributes.

We did not record a provision for income taxes for the three or nine months ended September 30, 2021.

Net Income (Loss) Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.1 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively. Refer to Note 7 of our notes to the consolidated financial statements for additional details.

Net loss attributable to noncontrolling interests was $1.7 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily related to our allocation of income to our noncontrolling interests in the nine months ended September 30, 2021 due to the recognition of revenue from the Zai License Agreement under Cullinan Pearl.

Liquidity and Capital Resources

Overview

We have incurred significant operating losses, with the exception of the one-time gain on the sale of our equity interest in Cullinan Pearl in the nine months ended September 30, 2022, and negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $576.0 million and long-term investments and interest receivable of $30.7 million.

In January 2021, we completed our IPO and received net proceeds of $264.5 million from the offering, after deducting underwriting discounts, commissions and other offering expenses. Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, short-term investments, and long-term investments, will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

In June 2022, we sold our equity interest in our partially-owned subsidiary, Cullinan Pearl, to Taiho for an upfront payment of $275.0 million.

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(101,681)	$(28,262)
Net cash provided by (used in) investing activities	277,585	(317,913)
Net cash provided by financing activities	6,979	266,082
Net increase (decrease) in cash and cash equivalents	$182,883	$(80,093)

Cash Flow from Operating Activities

For the nine months ended September 30, 2022, operating activities used $101.7 million of cash, inclusive of $32.6 million used to pay for a portion of our estimated tax liability resulting from the gain on sale of Cullinan Pearl. Net income of $136.3 million and a benefit of $16.2 million from the net change in our operating assets and liabilities was more than offset by a net non-cash benefit of $254.2 million. The net non-cash benefit primarily consisted of the gain on sale of Cullinan Pearl of $276.8 million, partially offset by $20.4 million from equity-based compensation expense and $1.9 million in amortization and accretion on marketable securities.

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

Cash Flow from Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $277.6 million, which primarily consisted of $275.0 million of proceeds from the sale of our equity interest in Cullinan Pearl, and $220.3 million from the sales and maturities of investments, partially offset by the purchase of $217.5 million of investments.

For the nine months ended September 30, 2021, investing activities used $317.9 million of cash, of which $448.5 million was used for the purchase of short-term and long-term investments, partially offset by $130.6 million received from the sales and maturities of short-term investments.

Cash Flow from Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $7.0 million, which primarily consisted of $5.8 million from stock option exercises and $1.2 million from the issuance of noncontrolling interests.

For the nine months ended September 30, 2021, net cash provided by financing activities was $266.1 million, which primarily consisted of $267.3 million proceeds from the initial public offering, $0.9 million from the issuance of noncontrolling interests, and $0.6 million of proceeds from stock option exercises, partially offset by the $2.7 million payment of deferred offering costs.

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
•
develop and implement plans to establish and operate in-house manufacturing operations and facilities, if deemed appropriate;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
hire and retain additional personnel, such as non-clinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, general and administrative, commercial, and scientific personnel; and
•
develop, maintain, expand, and protect our intellectual property portfolio.

As a publicly-traded company, we incur significant legal, accounting and other expenses. We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, and short-term and long-term investments will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant commercialization expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of September 30, 2022 and December 31, 2021.

Operating lease obligations as of September 30, 2022 were $4.7 million, with $1.2 million payable within 12 months. See Note 12 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further detail on our obligations and the timing of expected future payments.

In addition, we enter into agreements in the normal course of business with CROs for clinical trials and with other vendors for preclinical studies, manufacturing services, and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

Our critical accounting policies have not materially changed from those described in the 2021 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently adopted accounting pronouncements that may materially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2021 10-K. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2021 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition or future results.

In June 2022, we completed the sale of our entire equity interest in Cullinan Pearl, which was developing zipalertinib (CLN-081/TAS6417), formerly our lead program, to Taiho and we entered into a co-development agreement with a subsidiary of Taiho, to co-develop and, at our option, co-commercialize zipalertinib (CLN-081/TAS6417) in the U.S. Pursuant to the terms of the co-development agreement with Taiho, development costs for zipalertinib (CLN-081/TAS6417) incurred after the sale of Cullinan Pearl will be shared equally between Taiho and us with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib (CLN-081/TAS6417).

Risks Related to Our Financial Condition and Capital Requirements

We have not generated any revenue from the sale of our product candidates and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. Besides our previous licensing agreement with Zai Lab, we have not generated any other license or collaboration revenue or any sales revenue from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing zipalertinib (CLN-081/TAS6417) (pursuant to the co-development agreement with Taiho), CLN-049 and CLN-619 in clinical development, but most of our product candidates are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
the equal cost-sharing structure for clinical development and commercialization costs of zipalertinib (CLN-081/TAS6417) in the U.S. and the equal profit-sharing structure from future U.S. sales of zipalertinib (CLN-081/TAS6417), each pursuant to the co-development agreement with Taiho;

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

The development of pharmaceutical products is capital intensive. We are currently advancing zipalertinib (CLN-081/TAS6417) (pursuant to the co-development agreement with Taiho), CLN-049 and CLN-619 in clinical development and making further investments in our preclinical programs. We expect our expenses to increase in parallel with our ongoing activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, which may include raising funding by one or more of our subsidiaries that could dilute our equity interest in the subsidiary. We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties, either by us or by one or more of our subsidiaries. If we or our subsidiaries are unable to raise capital when needed or on attractive terms, we or the applicable subsidiary would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

We had cash and cash equivalents and short-term investments of $576.0 million and long-term investments and interest receivables of $30.7 million as of September 30, 2022. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations through at least twelve months from the date of issuance of our consolidated financial statements. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results, and costs of drug discovery, laboratory testing, manufacturing and preclinical and clinical development for our current and future product candidates;
•
the extent to which we enter into additional collaboration arrangements with regard to product discovery or acquire or in-license products or technologies;
•
the equal cost-sharing structure for clinical development and commercialization costs of zipalertinib (CLN-081/TAS6417) in the U.S. and the equal profit sharing structure from future U.S. sales of zipalertinib (CLN-081/TAS6417), each pursuant to the co-development agreement with Taiho;
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

As noted above, in June 2022, we sold our equity interest in Cullinan Pearl, formerly a partially-owned subsidiary of the Company, to Taiho and we entered into a co-development agreement with a subsidiary of Taiho to co-develop and, at our option, co-commercialize zipalertinib (CLN-081/TAS6417) in the U.S. Pursuant to the terms of the co-development agreement with Taiho, development costs for zipalertinib (CLN-081/TAS6417) incurred after the sale of our equity interest in Cullinan Pearl will be shared equally between us and Taiho, with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib (CLN-081/TAS6417).

We intend to engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring products, intellectual property rights, technologies, or businesses, carried out either by us or by one or more of our wholly- or partially-owned subsidiaries, including a newly-formed subsidiary formed for the purpose of such transaction. Any acquisition or strategic partnership, including the co-development agreement with Taiho, may entail numerous risks to us or the applicable subsidiary, including:

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

In the event that any of our subsidiaries require additional capital and its respective board of directors authorizes the transaction, our equity interest in our subsidiaries may be further reduced to the extent such additional capital is obtained from third-party investors rather than from us. However, such transactions would still need to be approved by the board of directors of our respective subsidiary over which we maintain full control. For example, in the event Cullinan MICA were to undertake a transaction that could lead to further dilution of our interest, such action would still be subject to protective provisions requiring the consent of a majority in interest of the then-outstanding shares of Series A Senior Preferred Stock ("the Protective Voting Rights"), including, among other things, any authorization, designation, recapitalization or issuance of any new class or series of stock or any other securities convertible into equity securities of Cullinan MICA. Cullinan currently holds a majority of the Series A Senior Preferred Stock. These Protective Voting Rights give holders of Series A Senior Preferred voting control over any actions that would result in redemptions of equity securities.

However, if we do not wish to or cannot provide additional capital to any of our subsidiaries, we may approve of an issuance of equity by a subsidiary that dilutes our ownership and may lose control over the subsidiary.

As noted above, in June 2022, we completed the sale of our equity interest in Cullinan Pearl, formerly a partially-owned subsidiary of the Company, to Taiho for an upfront payment of $275.0 million. We may receive up to an additional $130.0 million upon the achievement of certain regulatory milestones related to zipalertinib (CLN-081/TAS6417). There is no guarantee that these milestones will be achieved or that we will receive any of the additional $130.0 million. In connection with the sale of our equity interest in Cullinan Pearl, we entered into a co-development agreement with Taiho, pursuant to which we and Taiho will co-develop and, at our option, co-commercialize zipalertinib (CLN-081/TAS6417) in the U.S. Taiho and us will share the future clinical development costs of zipalertinib (CLN-081/TAS6417) equally, and each will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib (CLN-081/TAS6417). There is no guarantee that the co-development and co-commercialization will be successful or that we will receive any net profits and we could lose money.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products developed and considered for approval that have not received Breakthrough Therapy designation and does not assure ultimate approval by the FDA. Even though we may seek Breakthrough Therapy designation for CLN-049, and CLN-619, and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive Breakthrough Therapy designation for such product candidates.

Risks Related to Our Reliance on Third Parties

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

As noted above, in June 2022, we completed the sale of our equity interest in Cullinan Pearl, formerly a partially-owned subsidiary of the Company, to Taiho, and we entered into a co-development agreement with a subsidiary of Taiho to co-develop and, at our option, co-commercialize zipalertinib (CLN-081/TAS6417) in the U.S. Pursuant to the terms of the co-development agreement with Taiho, we will each equally contribute to the future clinical development of zipalertinib (CLN-081/TAS6417) in the U.S., and will each receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib (CLN-081/TAS6417).

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.

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

Cullinan Oncology, Inc.

Date: November 14, 2022	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)