Form 10-Q
period 2023-03-31
Cullinan Oncology, Inc.
filed 2023-05-11
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the Registrant’s common stock outstanding as of May 1, 2023 was 39,360,916.

The number of shares of the Registrant’s non-voting preferred stock outstanding as of May 1, 2023 was 647,500. Each share of the preferred stock will be convertible into 10 shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of preferred stock. Shares of preferred stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding preferred stock will be required to amend the terms of the preferred stock. In the event of the Company’s liquidation, dissolution or winding up, holders of preferred stock will participate pari passu with any distribution of proceeds to holders of common stock. The preferred stock ranks (i) senior to any class or series of capital stock of the Company hereafter created specifically ranking by its terms junior to the preferred stock; (ii) on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the preferred stock; and (iii) junior to any class or series of capital stock of the Company created specifically ranking by its terms senior to any preferred stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K") and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•
the success, cost and timing of our clinical-stage product candidates;
•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;
•
our ability to initiate, recruit, and enroll patients in and conduct our clinical trials at the pace that we project;
•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, or warnings in the label of any of our product candidates, if approved;
•
our ability to compete with companies currently marketing therapies or developing product candidates with targets or indications similar to our product candidates;
•
our reliance on third parties to conduct our clinical trials and to manufacture drug substance and drug product for use in our clinical trials;
•
the size and growth potential of the markets for oncology therapies and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
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
•
our estimates of our expenses, ongoing losses, capital requirements, and our needs for or ability to obtain additional financing;
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
•
our financial performance; and

ii

•
developments and projections relating to our competitors or our industry.

These factors are discussed more fully in our 2022 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or collaborations or strategic partnerships we may enter into.

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

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our 2022 10-K and elsewhere in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$122,128	$156,152
Short-term investments	268,572	311,140
Prepaid expenses and other current assets	8,331	7,180
Total current assets	399,031	474,472
Property and equipment, net	1,239	1,174
Operating lease right-of-use assets	3,819	4,130
Other assets	459	459
Long-term investments	110,442	80,882
Total assets	$514,990	$561,117
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,031	$2,660
Accrued expenses and other current liabilities	18,379	14,135
Income tax payable	4,207	4,282
Operating lease liabilities, current	1,554	1,421
Total current liabilities	26,171	22,498
Long-term liabilities:
Operating lease liabilities, net of current portion	3,170	3,590
Total liabilities	29,341	26,088
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 647,500 and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 39,343,601 and 45,796,449 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	5
Additional paid-in capital	592,544	585,320
Accumulated other comprehensive loss	(1,242)	(2,601)
Accumulated deficit	(105,657)	(47,695)
Total Cullinan stockholders' equity	485,649	535,029
Noncontrolling interests	—	—
Total stockholders' equity	485,649	535,029
Total liabilities and stockholders' equity	$514,990	$561,117

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$52,096	$24,536
General and administrative	10,660	8,121
Total operating expenses	62,756	32,657
Loss from operations	(62,756)	(32,657)
Other income (expense):
Interest income	4,508	197
Other income (expense), net	107	—
Net loss before income taxes	(58,141)	(32,460)
Income tax benefit	—	(19,568)
Net loss	(58,141)	(12,892)
Net loss attributable to noncontrolling interests	(179)	(794)
Net loss attributable to common stockholders of Cullinan	$(57,962)	$(12,098)

Comprehensive loss:
Net loss	$(58,141)	$(12,892)
Unrealized gain (loss) on investments	1,359	(2,296)
Comprehensive loss	(56,782)	(15,188)
Comprehensive loss attributable to noncontrolling interests	(179)	(794)
Comprehensive loss attributable to Cullinan	$(56,603)	$(14,394)

Net loss per share:
Basic and diluted	$(1.42)	$(0.27)

Weighted-average shares used in computing net loss per share:
Basic and diluted	40,682	44,432

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	—	$—	45,796,449	$5	$585,320	$(2,601)	$(47,695)	$—	$535,029
Contributions from noncontrolling interests	—	—	—	—	—	—	—	179	179
Issuance of preferred stock in exchange for common stock	647,500	—	(6,475,000)	(1)	1	—	—	—	—
Net issuance of common stock under equity-based compensation plans	—	—	22,152	—	(36)	—	—	—	(36)
Equity-based compensation	—	—	—	—	7,259	—	—	—	7,259
Unrealized gain on investments	—	—	—	—	—	1,359	—	—	1,359
Net loss	—	—	—	—	—	—	(57,962)	(179)	(58,141)
Balances at March 31, 2023	647,500	$—	39,343,601	$4	$592,544	$(1,242)	$(105,657)	$—	$485,649

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2021	—	$—	44,292,102	$4	$584,714	$(838)	$(158,909)	$403	$425,374
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
Net issuance of common stock under equity-based compensation plans	—	—	367,924	—	1,566	—	—	—	1,566
Equity-based compensation	—	—	—	—	6,559	—	—	6	6,565
Unrealized loss on investments	—	—	—	—	—	(2,296)	—	—	(2,296)
Net loss	—	—	—	—	—	—	(12,098)	(794)	(12,892)
Balances at March 31, 2022	—	$—	44,660,026	$4	$592,839	$(3,134)	$(171,007)	$768	$419,470

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(58,141)	$(12,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	7,259	6,565
Amortization or accretion on marketable securities	(1,371)	946
Depreciation and amortization	72	13
Non-cash contributions from noncontrolling interests	4	—
Deferred income tax benefit	—	(19,568)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(755)	(1,140)
Accounts payable	(630)	3,137
Accrued expenses and other current liabilities	2,640	1,031
Income tax payable	(75)	—
Net cash used in operating activities	(50,997)	(21,908)
Investing activities:
Sales and maturities of marketable securities	104,482	91,731
Purchase of marketable securities	(89,139)	(57,020)
Purchase of property and equipment	(159)	—
Net cash provided by investing activities	15,184	34,711
Financing activities:
Issuance of convertible notes	1,825	800
Contributions from noncontrolling interests	—	1,153
Proceeds from (payments related to) net issuance of common stock under equity-based compensation plans	(36)	1,588
Net cash provided by financing activities	1,789	3,541
Net increase (decrease) in cash and cash equivalents	(34,024)	16,344
Cash and cash equivalents at beginning of period	156,152	59,774
Cash and cash equivalents at end of period	$122,128	$76,118
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Conversion of convertible note into noncontrolling interest	$175	$—
Cash paid for income taxes	$75	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$49	$—
Tax withholding on stock awards not yet paid	$—	$22

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Oncology, Inc., together with its consolidated subsidiaries ("Cullinan" or the "Company"), is a clinical-stage biopharmaceutical company focused on modality-agnostic targeted oncology that was incorporated in September 2016 and has a principal place of business in Cambridge, Massachusetts.

Liquidity

The Company has incurred significant operating losses, with the exception of 2022, and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed the Company’s expectations for a number of reasons, including reasons beyond the Company’s control.

Since inception, the Company has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents and short-term investments of $390.7 million and long-term investments and interest receivable of $112.8 million as of March 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on the Company's marketable securities.

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), except for its accounting policy for equity-based compensation.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and in accordance with applicable rules and regulations of the Securities Exchange Commission (the "SEC") for interim financial reporting and include the accounts of the Company and its consolidated subsidiaries. The Company considers consolidation of entities over which control is achieved by means other than voting rights. Intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment, which is developing early-stage cancer therapeutics. In the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in the 2022 10-K.

Equity-Based Compensation

The fair value of equity-based awards is measured at the grant date and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur. The Company classifies equity-based compensation in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs or service payments are classified.

The fair value of service-based restricted stock units ("RSUs") is the closing market price of the Company's common stock on the grant date. The Company measures the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Both the Monte Carlo simulation model and the Black-Scholes option pricing model require the input of objective and subjective assumptions. Certain assumptions used, including the Company's expected stock price volatility, involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

Prior to 2023, the expected volatility used in the Black-Scholes option pricing model for new options was based on historical volatilities of the stock prices of similar entities within the Company’s industry over a period of time commensurate with the expected term assumption. In 2023, the Company determined that a sufficient amount of historical information was available regarding the volatility of its stock price to begin using a blended rate that combines our historical volatility with the historical volatilities of the stock prices of similar entities within the Company’s industry over a period of time commensurate with the expected term assumption.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that will have a material impact on the Company's consolidated financial statements.

(3)
Financial Instruments

Investments

The Company recognized its short-term and long-term investments by security type at March 31, 2023 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$211,915	$7	$(1,268)	$210,654
Asset-backed securities	36,025	2	(9)	36,018
Commercial paper	12,932	1	(3)	12,930
U.S. government notes	8,996	—	(26)	8,970
Total short-term investments	269,868	10	(1,306)	268,572
Long-term investments
Corporate notes	79,501	132	(96)	79,537
Asset-backed securities	30,887	18	—	30,905
Total long-term investments	110,388	150	(96)	110,442
Total investments	$380,256	$160	$(1,402)	$379,014

The Company recognized its short-term and long-term investments by security type at December 31, 2022 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$244,498	$11	$(1,743)	$242,766
Asset-backed securities	16,625	—	(15)	16,610
Commercial paper	18,035	3	(13)	18,025
U.S. government notes	34,029	—	(290)	33,739
Total short-term investments	313,187	14	(2,061)	311,140
Long-term investments
Corporate notes	81,436	18	(572)	80,882
Total long-term investments	81,436	18	(572)	80,882
Total investments	$394,623	$32	$(2,633)	$392,022

Fair Value of Financial Instruments

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investments
Corporate notes	$—	$210,654	$—	$210,654
Asset-backed securities	—	36,018	—	36,018
Commercial paper	—	12,930	—	12,930
U.S. government notes	—	8,970	—	8,970
Total short-term investments	—	268,572	—	268,572
Long-term investments
Corporate notes	—	79,537	—	79,537
Asset-backed securities	—	30,905	—	30,905
Total long-term investments	—	110,442	—	110,442
Total investments	$—	$379,014	$—	$379,014

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investments
Corporate notes	$—	$242,766	$—	$242,766
Asset-backed securities	—	16,610	—	16,610
Commercial paper	—	18,025	—	18,025
U.S. government notes	—	33,739	—	33,739
Total short-term investments	—	311,140	—	311,140
Long-term investments
Corporate notes	—	80,882	—	80,882
Total long-term investments	—	80,882	—	80,882
Total investments	$—	$392,022	$—	$392,022

As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued research and development expenses	$10,031	$7,486
Accrued bonus	1,389	4,516
Other current liabilities	5,110	1,955
Convertible note and accrued interest	1,849	178
Total accrued expenses and other current liabilities	$18,379	$14,135

(5)
License and Collaboration Agreements

Harbour License Agreement

In February 2023, the Company and Harbour BioMed US Inc. (“Harbour”) entered into a license and collaboration agreement (the “Harbour License Agreement”), pursuant to which Harbour granted to the Company an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S.

Under the terms of the Harbour License Agreement, the Company paid Harbour an upfront license fee of $25.0 million at signing. Harbour will be eligible to receive up to $148 million in milestone payments based on the achievement of pre-specified development and regulatory milestones. Harbour is also eligible to receive up to an additional $415 million in sales-based milestones as well as tiered royalties up to the high teens on a licensed product-by-licensed product basis, as a percentage of U.S. commercial sales. In addition, under the Harbour License Agreement, Harbour granted the Company certain intellectual property rights to enable the Company to perform its obligations and exercise its rights under the Harbour License Agreement.

Unless earlier terminated, the Harbour License Agreement will continue in effect until the expiration of the Company’s royalty obligations. The Harbour License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency. The Company may terminate the Harbour License Agreement for convenience by providing 90 days written notice to Harbour. In the Harbour License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type.

The Company evaluated the Harbour License Agreement and determined that the exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore the upfront license fee of $25.0 million was recorded within research and development expenses during the three months ended March 31, 2023.

Co-Development Agreement with Taiho

In June 2022, the Company and an affiliate of Taiho Pharmaceutical Co., Ltd (“Taiho”) entered into a co-development agreement, pursuant to which the Company will collaborate to develop zipalertinib and will retain the option to co-commercialize zipalertinib in the U.S. Under the co-development agreement, development costs for zipalertinib shall be shared equally between Taiho and the Company with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because the Company is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses. For the three months ended March 31, 2023, the Company recorded research and development expense of $4.7 million related to its share of costs incurred by Taiho. Cullinan incurred $1.0 million of costs that were reimbursable by Taiho during the three months ended March 31, 2023, which were recorded as a reduction to research and development expenses. The cumulative net amount of $2.7 million due to Taiho was recorded within accrued expenses and other current liabilities as of March 31, 2023.

Other License and Collaboration Expenses

During the three months ended March 31, 2023, the Company recorded $0.2 million in research and development expenses relating to the license agreement with Massachusetts Institute of Technology relating to CLN-617.

During the three months ended March 31, 2022, the Company recorded $0.5 million in research and development expenses relating to a collaboration agreement with Adimab, LLC.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through March 31, 2023.

Preferred Stock

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

Each share of the preferred stock will be convertible into ten shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of preferred stock. Holders of the preferred stock are permitted to increase this percentage to an amount not to exceed 19.99% upon 60 days notice.

Shares of preferred stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding preferred stock will be required to amend the terms of the preferred stock. In the event of the Company’s liquidation, dissolution or winding up, holders of preferred stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of preferred stock are entitled to receive when, as, and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of preferred stock are otherwise not entitled to dividends.

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

The Company evaluated the preferred stock for liability or equity classification. Cullinan determined that the preferred stock should be classified as permanent equity as it is not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within control of the Company.

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

Cullinan Amber

As of March 31, 2023, the Company held common stock and Series A preferred stock that represented 94% of Cullinan Amber's outstanding equity. As of March 31, 2023, noncontrolling interests collectively held common stock that represented 6% of Cullinan Amber's outstanding equity.

In each of the three months ended March 31, 2023 and 2022, no losses were attributed to the noncontrolling interests of Cullinan Amber.

Cullinan Florentine

As of March 31, 2023, the Company held common stock, Series A preferred stock and Series B preferred stock that represented 96% of Cullinan Florentine Corp.'s ("Cullinan Florentine") outstanding equity. As of March 31, 2023, noncontrolling interests collectively held common stock that represented 4% of Cullinan Florentine's outstanding equity.

In each of the three months ended March 31, 2023 and 2022, no losses were attributed to the noncontrolling interests of Cullinan Florentine.

Cullinan MICA

In March 2022, the Company purchased 6.7 million shares of Series A senior preferred stock from Cullinan MICA Corp. ("Cullinan MICA"), and certain other existing investors purchased 0.9 million shares of Series A senior preferred stock from Cullinan MICA for $1.2 million.

In January 2023, the Company converted convertible notes that were issued by Cullinan MICA in 2022 into 3.8 million shares of Series A senior preferred stock, and a noncontrolling interest converted a convertible note that was issued by Cullinan MICA in 2022 for $0.2 million into 0.1 million shares of Series A senior preferred stock.

Also in January 2023, the Company purchased convertible notes from Cullinan MICA, and a noncontrolling interest purchased $1.8 million of convertible notes from Cullinan MICA.

As of March 31, 2023, the Company held common stock and Series A preferred stock that represented 96% of Cullinan MICA's outstanding equity. As of March 31, 2023, noncontrolling interests collectively held common stock and Series A preferred stock that represented 4% of Cullinan MICA's outstanding equity.

In the three months ended March 31, 2023 and 2022, respectively, $0.2 million and $0.5 million of losses were attributed to the noncontrolling interests of Cullinan MICA.

Cullinan Pearl

In March 2022, the Company purchased convertible notes from Cullinan Pearl Corp. ("Cullinan Pearl"), and a noncontrolling interest purchased $0.8 million of convertible notes from Cullinan Pearl.

The Company completed the sale of its entire equity interest in Cullinan Pearl to Taiho in June 2022. In the three months ended March 31, 2022, $0.3 million of losses were attributed to the noncontrolling interests of Cullinan Pearl.

(7)
Equity-Based Compensation

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$3,054	$2,660
General and administrative	4,205	3,905
Total equity-based compensation	$7,259	$6,565

Determining Fair Value of Options

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the three months ended March 31, 2023 and 2022 were determined using the methods and assumptions discussed below:

•
The expected term of options is determined using the “simplified” method, as prescribed in the SEC Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.
•
The risk-free interest rate is based on implied yields available from U.S. Treasury securities with a remaining term equal to the expected term assumed at the grant date.
•
Prior to 2023, the expected volatility used in the Black-Scholes option pricing model for new options was based on historical volatilities of the stock prices of similar entities within the Company’s industry over a period of time commensurate with the expected term assumption. In 2023, the Company determined that a sufficient amount of historical information was available regarding the volatility of its stock price to begin using a blended rate that combines its historical volatility with the historical volatilities of the stock prices of similar entities within the Company’s industry over a period of time commensurate with the expected term assumption.
•
The estimated annual dividend yield was based on the Company’s expectation of not paying dividends on its common stock in the foreseeable future.

The grant date fair value was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions in the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.0%	1.8%
Expected term (in years)	6.0	6.0
Expected volatility	79.3%	77.3%
Expected dividend yield	0.0%	0.0%

(8)
Related Party Transactions

Royalty Transfer Agreements

Cullinan Amber, Cullinan Florentine and Cullinan MICA are each party to royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the "Foundations"). Under each of these respective agreements, the Foundations are collectively entitled to receive a low single digit royalty percentage of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. The Company has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company concluded that these instruments had no value at the inception of the agreements.

The Company has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of March 31, 2023. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of March 31, 2023 and December 31, 2022.

(9)
Income Taxes

During the three months ended March 31, 2023, the Company did not record an income tax expense or benefit.

During the three months ended March 31, 2022, the Company recorded an income tax benefit of $19.6 million. The tax benefit recorded for the three months ended March 31, 2022 was driven by the expected utilization of net operating losses ("NOLs") generated during the quarter based on the Company's effective tax rate and the release of valuation allowance for certain historical tax losses against the expected gain from the sale of its entire equity interest in Cullinan Pearl.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized research and development costs, temporary differences on equity-based compensation, and NOL carryforwards. The Company has considered its history of cumulative net losses and its estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, the Company has maintained a full valuation allowance against its remaining net deferred tax assets as of March 31, 2023.

(10)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 and December 31, 2022.

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

(11)
Leases

The Company has an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and goes through June 2024 (the "Suite 520 Lease"). In August 2022, the Company entered into an additional operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts through July 2026. Lease expense consisted of operating lease costs of $0.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes supplemental cash flow information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$416	$151
Right-of-use asset obtained in exchange for an operating lease liability	$—	$1,311

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of March 31, 2023 (in thousands):

March 31, 2023
Remainder of 2023	$1,465
2024	1,738
2025	1,461
2026	872
Total future minimum lease payments	5,536
Less: imputed interest	(812)
Total lease liabilities at present value	$4,724

The following table summarizes the weighted-average remaining lease term and discount rate as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	3.0	3.2
Weighted-average discount rate	10.8%	10.8%

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

Sublease Agreement

In September 2022, the Company entered into a sublease agreement through May 2024 for the Suite 520 Lease. For the three months ended March 31, 2023, the Company recorded sublease income of $0.2 million within other income (expense), net. The Company expects to receive sublease payments of approximately $0.5 million for the remainder of 2023 and $0.3 million in 2024. These expected sublease payments are equal to the fixed payments that the Company is required to make under the Suite 520 lease during the term of the sublease.

(12)
Loss per Share

The following table sets forth the calculation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders of Cullinan	$(57,962)	$(12,098)
Denominator:
Weighted-average common stock outstanding - basic and diluted	40,682	44,432
Net loss per share:
Basic and diluted	$(1.42)	$(0.27)

The Company used the treasury stock and if-converted methods to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	8,835	9,985
Preferred stock	5,108	—
Restricted stock awards and RSUs	408	74
Employee stock purchase plan	—	7
Total	14,351	10,066

(13)
Subsequent Events

In May 2023, the Company entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program, pursuant to which Cowen can offer and sell up to $125.0 million of the Company’s common stock at prevailing market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2022 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on modality-agnostic targeted oncology. Our strategy is to identify high-impact cancer targets and then select what we believe is the optimal therapeutic modality for those targets. We source innovation both internally and externally, focusing on product candidates with novel technology platforms or differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for anti-tumor activity as a single agent as well as its ability to generate an immune response or to inhibit oncogenic processes. Using this strategy, we have built a broad and deep pipeline of targeted oncology programs that includes six distinct product candidates, all of which are clinical-stage, as well as multiple research and discovery programs.

Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations with relative sparing of cells expressing wild-type EGFR. The United States ("U.S.") Food and Drug Administration (the "FDA") has granted Breakthrough Therapy designation to zipalertinib. In the fourth quarter of 2022, in collaboration with our partners at Taiho, we initiated a pivotal Phase 2b trial in patients with EGFR exon 20 non-small-cell lung cancer ("NSCLC") who progressed after prior systemic therapy. Patient enrollment continues at the 100 milligrams twice-daily dose level in the pivotal Phase 2b trial. Further enrollment in the 150 milligrams twice-daily cohort was discontinued based upon recommendation of the safety review committee.

In addition to zipalertinib, our portfolio includes five other clinical-stage product candidates:

•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody being investigated in patients with relapsed/refractory acute myeloid leukemia or myelodysplastic syndrome.
o
Preliminary safety data from an ongoing first-in-human study were published in abstract form as part of the 2023 European Hematology Association Congress.
o
Cytokine production and low-grade clinical cytokine release syndrome consistent with the postulated mechanism of action were observed at the initial dose levels in the completed single ascending dose study using intravenous administration.
o
Enrollment continues in the ongoing Phase 1 multi-ascending dose study using subcutaneous administration.
•
CLN-619 is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 has broad therapeutic potential and is being investigated as both monotherapy and in combination with checkpoint inhibitor therapy in an ongoing Phase 1 trial in patients with advanced solid tumors. Cullinan will present initial clinical data from this study at the 2023 American Society of Clinical Oncology Annual Meeting in June 2023.
•
CLN-418 is a B7H4x4-1BB bispecific antibody that induces tumor-specific immune activation and is being investigated in an ongoing Phase 1 trial in patients with advanced solid tumors with initial clinical data expected in 2024.
•
CLN-978 is a CD19xCD3 T cell engaging antibody construct with a human serum albumin binding domain to increase serum half-life. In January 2023, the FDA cleared our investigational new drug application (“IND") for CLN-978. We will initially evaluate CLN-978 in a Phase 1 trial for the treatment of relapsed/refractory B-cell non-Hodgkin lymphoma.
•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12"), with tumor retention domains for the treatment of solid tumors. In March 2023, the FDA cleared our IND for CLN-617. We will initially evaluate CLN-617 in a Phase 1 trial for the treatment of advanced solid tumors.

In addition to the product candidates described above, we are actively developing several preclinical oncology programs, all in the discovery stage, including our collaboration with Icahn School of Medicine at Mount Sinai for the development of novel hematopoietic progenitor kinase 1 ("HPK1") degraders.

We hold worldwide development and commercialization rights to CLN-049, CLN-619, CLN-978 and CLN-617, and we hold U.S. development and commercialization rights to CLN-418. We hold intellectual property rights and exclusive options for worldwide intellectual property for our earlier-stage programs.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2023, we have received net proceeds of $541.2 million from equity financings, $18.9 million in revenue from a previous license agreement, and cash proceeds of $275.0 million from the sale of our equity interest in Cullinan Pearl to Taiho in June 2022.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $390.7 million and long-term investments and interest receivable of $112.8 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have incurred significant operating losses, with the exception of 2022, and have had negative cash flows from operations since our inception. As of March 31, 2023, we had an accumulated deficit of $105.7 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Basis of Presentation and Consolidation

When we were a private company, we established or acquired partially-owned development subsidiaries to hold the intellectual property rights for several of our drug candidates. As a publicly held company, we do not intend to create new development subsidiaries in the future. Losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations and comprehensive income (loss). The following table shows our ownership interest as of March 31, 2023 in our partially-owned subsidiaries:

Name	Ownership as of March 31, 2023
Cullinan Florentine Corp.	96%
Cullinan MICA Corp.	96%
Cullinan Amber Corp.	94%
Cullinan Pearl Corp.	—

Cullinan Florentine

Cullinan Florentine Corp. is our partially-owned operating subsidiary that has exclusive worldwide rights to CLN-049, our bispecific antibody targeting FLT3 and CD3, pursuant to an exclusive license agreement with Deutsches Krebsforschungszentrum, Eberhard Karls University of Tübingen, Faculty of Medicine, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen.

Cullinan MICA

Cullinan MICA Corp. is our partially-owned operating subsidiary that owns intellectual property related to CLN-619, our MICA/B-targeted humanized IgG1 monoclonal antibody.

Cullinan Amber

Cullinan Amber Corp. is our partially-owned operating subsidiary that has exclusive worldwide rights to CLN-617, our fusion protein combining two potent antitumor cytokines, IL-2 and IL-12, with tumor retention domains for the treatment of solid tumors, pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT”). The license agreement with MIT provides exclusive worldwide rights to the patents related to technology that originated in the laboratory of Dr. Karl Dane Wittrup to develop novel multifunctional constructs for delivery of immunostimulatory agents such as cytokines that are retained in the tumor microenvironment.

Cullinan Pearl

We sold our equity interest in our partially-owned subsidiary, Cullinan Pearl Corp., to Taiho in June 2022, which provided Taiho with worldwide rights to zipalertinib outside of Japan, mainland China, Hong Kong, Macau, and Taiwan.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation costs for personnel in executive management, finance, legal, corporate and business development, and other administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses; and other operating costs.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, short-term investments and long-term investments.

Income Taxes

Income taxes consist primarily of federal and state income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table presents our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$52,096	$24,536
General and administrative	10,660	8,121
Total operating expenses	62,756	32,657
Loss from operations	(62,756)	(32,657)
Other income (expense):
Interest income	4,508	197
Other income (expense), net	107	—
Net loss before income taxes	(58,141)	(32,460)
Income tax benefit	—	(19,568)
Net loss	(58,141)	(12,892)
Net loss attributable to noncontrolling interests	(179)	(794)
Net loss attributable to common stockholders of Cullinan	$(57,962)	$(12,098)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Zipalertinib	$5,652	$7,899
CLN-049	2,143	1,123
CLN-619	4,512	3,561
CLN-418	26,879	—
CLN-978	1,825	3,793
CLN-617	2,292	1,780
Early-stage research	1,527	1,861
Other personnel and unallocated	4,212	1,859
Equity-based compensation	3,054	2,660
Total research and development expenses	$52,096	$24,536

Following the sale of our equity interest in Cullinan Pearl in the second quarter of 2022, development costs and any future potential pre-tax profits from U.S. sales of zipalertinib are shared equally between us and Taiho. The $2.2 million decrease in zipalertinib research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to a decrease in chemistry, manufacturing and controls ("CMC") costs ($1.6 million) and a decrease in preclinical costs ($1.3 million), partially offset by increased clinical costs ($1.1 million).

The $1.0 million increase in CLN-049 research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily attributable to increased clinical costs ($0.4 million) and higher CMC costs to obtain sufficient supply of CLN-049 to support current and future clinical trial activities ($0.4 million).

The $1.0 million increase in CLN-619 research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily attributable to increased CRO costs following further enrollment in our ongoing Phase 1 dose-escalation trial ($1.0 million) and higher personnel-related costs to support these activities ($0.6 million), partially offset by a decrease in CMC costs ($0.4 million).

We incurred $26.9 million in research and development expenses for CLN-418 in the three months ended March 31, 2023, primarily related to the upfront fee due upon in-licensing CLN-418 ($25.0 million) and the purchase of clinical supply to support the ongoing Phase 1 trial ($1.7 million).

The $2.0 million decrease in CLN-978 research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in preclinical activities ($2.0 million), a decrease in CMC costs ($0.5 million), and one-time expenses for achieving certain regulatory milestones in the first quarter of 2022 that did not recur in the first quarter of 2023 ($0.5 million), partially offset by an increase in clinical costs ($1.1 million).

The $0.5 million increase in CLN-617 research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to an increase in clinical costs in preparation for our Phase 1 trial ($0.6 million) and higher personnel-related costs to support these activities ($0.6 million), partially offset by a decrease in CMC costs ($0.7 million).

The remaining $2.4 million increase in research and development expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to increased headcount and expansion of operations to support our research and development activities ($2.3 million) and higher equity-based compensation due to our increased headcount ($0.4 million), partially offset by an decrease in early-stage research activities ($0.3 million).

General and Administrative Expenses

The increase of $2.5 million in general and administrative expenses in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in personnel costs relating to increased headcount ($1.1 million), and an increase in professional service fees to support our expanded operations ($1.1 million).

Other Income

The increase in other income in the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to higher investment income.

Income Tax Expense (Benefit)

We did not record income tax expense or benefit for the three months ended March 31, 2023.

We recorded an income tax benefit of $19.6 million for the three months ended March 31, 2022, which was driven by the expected utilization of net operating losses generated during the quarter based on our effective tax rate and the release of valuation allowance for certain historical tax losses against the expected gain from the sale of our entire equity interest in Cullinan Pearl.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $0.2 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively. Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interest in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our partially-owned subsidiaries and third parties. Refer to Note 6 of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of capital transactions between our partially-owned subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses, with the exception of 2022, and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $390.7 million and long-term investments and interest receivable of $112.8 million.

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, short-term investments, and long-term investments will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

In February 2023, we entered into a license and collaboration agreement (the “Harbour License Agreement”) with Harbour BioMed US Inc. ("Harbour"), pursuant to which Harbour granted us an exclusive license for the development, manufacturing and commercialization of CLN-418 in the U.S. Under the terms of the Harbour License Agreement, we paid Harbour an upfront license fee of $25.0 million in February 2023.

In March 2023, we entered into an agreement (the "SVB Sales Agreement") with SVB Securities LLC (“SVB Securities”) to establish an at-the-market equity offering program, pursuant to which SVB Securities could sell up to $125.0 million of our common stock. In May 2023, we subsequently terminated the SVB Sales Agreement prior to selling any shares thereunder and entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program, pursuant to which Cowen can offer and sell up to $125.0 million of our common stock at prevailing market prices.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(50,997)	$(21,908)
Net cash provided by investing activities	15,184	34,711
Net cash provided by financing activities	1,789	3,541
Net increase (decrease) in cash and cash equivalents	$(34,024)	$16,344

Cash Flow from Operating Activities

For the three months ended March 31, 2023, operating activities used $51.0 million of cash, which primarily consisted of our operating expenses of $62.8 million, partially offset by non-cash charges of $6.0 million, interest income of $4.5 million, and a benefit of $1.2 million from the net change in our operating assets and liabilities. The non-cash charges primarily consisted of equity-based compensation expense and amortization and accretion on our marketable securities.

For the three months ended March 31, 2022, operating activities used $21.9 million of cash, which primarily consisted of our operating expenses of $32.7 million, partially offset by non-cash charges of $7.6 million and a benefit of $3.0 million from the net change in our operating assets and liabilities. The non-cash charges primarily consisted of equity-based compensation expense and amortization and accretion on our marketable securities.

Cash Flow from Investing Activities

For the three months ended March 31, 2023, net cash provided by investing activities was $15.2 million, which primarily consisted of proceeds of $104.5 million from the sales and maturities of marketable securities, partially offset by $89.1 million used for the purchase of marketable securities.

For the three months ended March 31, 2022, net cash provided by investing activities was $34.7 million, which primarily consisted of proceeds of $91.7 million from the sales and maturities of marketable securities, partially offset by $57.0 million used for the purchase of marketable securities.

Cash Flow from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $1.8 million, which primarily consisted of $1.8 million from the issuance of a convertible note by Cullinan MICA to a noncontrolling interest.

For the three months ended March 31, 2022, net cash provided by financing activities was $3.5 million, which primarily consisted of $1.6 million from stock option exercises during the quarter, $1.1 million from the issuance of noncontrolling interests and $0.8 million from the issuance of a convertible note by Cullinan Pearl to a noncontrolling interest.

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
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies or trials, complex results, safety issues, or other regulatory challenges;
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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, and short-term and long-term investments will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, total future minimum lease payments were $5.5 million with $2.0 million payable within 12 months. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

In addition, we enter into agreements in the normal course of business with CROs for clinical trials and with other vendors for preclinical studies, manufacturing services, and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

Our critical accounting policies have not materially changed from those described in the 2022 10-K, except for our accounting policy for equity-based compensation.

Equity-Based Compensation

We measure the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. We estimate the fair value of stock options using the Black-Scholes option pricing model. Both the Monte Carlo simulation model and the Black-Scholes option pricing model require the input of objective and subjective assumptions. Certain assumptions used, including our expected stock price volatility, involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

Prior to 2023, the expected volatility used in the Black-Scholes option pricing model for new options was based on historical volatilities of the stock prices of similar entities within our industry over a period of time commensurate with the expected term assumption. In 2023, we determined that a sufficient amount of historical information was available regarding the volatility of our stock price to begin using a blended rate that combines our historical volatility with the historical volatilities of the stock prices of similar entities within our industry over a period of time commensurate with the expected term assumption.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act (the “JOBS Act") was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" ("EGC") can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2022 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2022 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512), was declared effective by the Securities Exchange Commission (the "SEC") for our initial public offering ("IPO"). The aggregate net proceeds to us from our IPO, after underwriting discounts and offering expenses, were $264.5 million. As of March 31, 2023, we had not used any of the net proceeds from the IPO. We have invested the proceeds from the IPO into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. There has been no material change in the planned use of proceeds as described in our final prospectus.

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

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 19, 2023).

10.1

Exchange Agreement, dated January 17, 2023, by and among the Registrant and the Stockholders named therein (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 19, 2023).

10.2*†	License and Collaboration Agreement, dated February 13, 2023, by and between the Registrant and Harbour BioMed US Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

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

Cullinan Oncology, Inc.

Date: May 11, 2023	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)