Form 10-Q
period 2023-06-30
Cullinan Oncology, Inc.
filed 2023-08-10
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2023 was 42,734,644.

The number of shares of the Registrant’s non-voting preferred stock outstanding as of July 31, 2023 was 647,500. Each share of the preferred stock will be convertible into 10 shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of preferred stock. Shares of preferred stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding preferred stock will be required to amend the terms of the preferred stock. In the event of the Registrant's liquidation, dissolution or winding up, holders of preferred stock will participate pari passu with any distribution of proceeds to holders of common stock. The preferred stock ranks (i) senior to any class or series of capital stock of the Registrant hereafter created specifically ranking by its terms junior to the preferred stock; (ii) on parity with the common stock and any class or series of capital stock of the Registrant created specifically ranking by its terms on parity with the preferred stock; and (iii) junior to any class or series of capital stock of the Registrant created specifically ranking by its terms senior to any preferred stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Registrant, whether voluntarily or involuntarily.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$141,834	$156,152
Short-term investments	349,964	311,140
Prepaid expenses and other current assets	6,437	7,180
Total current assets	498,235	474,472
Property and equipment, net	1,158	1,174
Operating lease right-of-use assets	3,501	4,130
Other assets	459	459
Long-term investments	18,631	80,882
Total assets	$521,984	$561,117
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,493	$2,660
Accrued expenses and other current liabilities	15,531	14,135
Income tax payable	—	4,282
Operating lease liabilities, current	1,652	1,421
Total current liabilities	19,676	22,498
Long-term liabilities:
Operating lease liabilities, net of current portion	2,734	3,590
Total liabilities	22,410	26,088
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 647,500 and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 42,735,304 and 45,796,449 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	5
Additional paid-in capital	639,066	585,320
Accumulated other comprehensive loss	(1,625)	(2,601)
Accumulated deficit	(137,871)	(47,695)
Total Cullinan stockholders' equity	499,574	535,029
Noncontrolling interests	—	—
Total stockholders' equity	499,574	535,029
Total liabilities and stockholders' equity	$521,984	$561,117

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$27,391	$26,411	$79,487	$50,947
General and administrative	10,214	10,695	20,874	18,816
Total operating expenses	37,605	37,106	100,361	69,763
Gain on sale of Cullinan Pearl	—	276,785	—	276,785
Income (loss) from operations	(37,605)	239,679	(100,361)	207,022
Other income (expense):
Interest income	5,322	697	9,830	894
Other income (expense), net	69	(241)	176	(241)
Net income (loss) before income taxes	(32,214)	240,135	(90,355)	207,675
Income tax expense	—	66,070	—	46,502
Net income (loss)	(32,214)	174,065	(90,355)	161,173
Net loss attributable to noncontrolling interests	—	(833)	(179)	(1,627)
Net income (loss) attributable to common stockholders of Cullinan	$(32,214)	$174,898	$(90,176)	$162,800

Comprehensive income (loss):
Net income (loss)	$(32,214)	$174,065	$(90,355)	$161,173
Unrealized gain (loss) on investments	(383)	(499)	976	(2,795)
Comprehensive income (loss)	(32,597)	173,566	(89,379)	158,378
Comprehensive loss attributable to noncontrolling interests	—	(833)	(179)	(1,627)
Comprehensive income (loss) attributable to Cullinan	$(32,597)	$174,399	$(89,200)	$160,005

Net income (loss) per share:
Basic	$(0.82)	$3.90	$(2.24)	$3.65
Diluted	$(0.82)	$3.77	$(2.24)	$3.51

Weighted-average shares used in computing net income (loss) per share:
Basic	39,952	44,873	40,315	44,654
Diluted	39,952	46,381	40,315	46,389

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	—	$—	45,796,449	$5	$585,320	$(2,601)	$(47,695)	$—	$535,029
Contributions from noncontrolling interests	—	—	—	—	—	—	—	179	179
Issuance of preferred stock in exchange for common stock	647,500	—	(6,475,000)	(1)	1	—	—	—	—
Net issuance of common stock under equity-based compensation plans	—	—	22,152	—	(36)	—	—	—	(36)
Equity-based compensation	—	—	—	—	7,259	—	—	—	7,259
Unrealized gain on investments	—	—	—	—	—	1,359	—	—	1,359
Net loss	—	—	—	—	—	—	(57,962)	(179)	(58,141)
Balances at March 31, 2023	647,500	—	39,343,601	4	592,544	(1,242)	(105,657)	—	485,649
Issuance of common stock	—	—	3,310,000	—	38,388	—	—	—	38,388
Net issuance of common stock under equity-based compensation plans	—	—	81,703	—	214	—	—	—	214
Equity-based compensation	—	—	—	—	7,920	—	—	—	7,920
Unrealized loss on investments	—	—	—	—	—	(383)	—	—	(383)
Net loss	—	—	—	—	—	—	(32,214)	—	(32,214)
Balances at June 30, 2023	647,500	$—	42,735,304	$4	$639,066	$(1,625)	$(137,871)	$—	$499,574

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2021	—	$—	44,292,102	$4	$584,714	$(838)	$(158,909)	$403	$425,374
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
Net issuance of common stock under equity-based compensation plans	—	—	367,924	—	1,566	—	—	—	1,566
Equity-based compensation	—	—	—	—	6,559	—	—	6	6,565
Unrealized loss on investments	—	—	—	—	—	(2,296)	—	—	(2,296)
Net loss	—	—	—	—	—	—	(12,098)	(794)	(12,892)
Balances at March 31, 2022	—	—	44,660,026	4	592,839	(3,134)	(171,007)	768	419,470
Contributions from noncontrolling interests	—	—	—	—	—	—	—	139	139
Net issuance of common stock under equity-based compensation plans	—	—	736,372	1	2,834	—	—	—	2,835
Equity-based compensation	—	—	—	—	8,602	—	—	6	8,608
Unrealized loss on investments	—	—	—	—	—	(499)	—	—	(499)
Net income (loss)	—	—	—	—	—	—	174,898	(833)	174,065
Balances at June 30, 2022	—	$—	45,396,398	$5	$604,275	$(3,633)	$3,891	$80	$604,618

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$(90,355)	$161,173
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity-based compensation expense	15,179	15,173
Amortization (accretion) on marketable securities	(3,516)	1,737
Depreciation and amortization	153	25
Non-cash contributions from noncontrolling interests	4	139
Gain on sale of Cullinan Pearl	—	(276,785)
Realized loss on marketable securities	—	109
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,161	(1,050)
Accounts payable	(169)	(70)
Accrued expenses and other current liabilities	(178)	5,719
Income tax payable	(4,282)	46,502
Net cash used in operating activities	(82,003)	(47,328)
Investing activities:
Proceeds from sales and maturities of marketable securities	198,094	158,933
Purchase of marketable securities	(170,592)	(93,370)
Purchase of property and equipment	(208)	—
Proceeds from sale of Cullinan Pearl, net of escrow of $5,000 and cash transferred with sale of $2,898	—	270,000
Net cash provided by investing activities	27,294	335,563
Financing activities:
Proceeds from issuance of common stock	38,388	—
Proceeds from issuance of convertible notes	1,825	2,200
Proceeds from net issuance of common stock under equity-based compensation plans	178	4,401
Repayment of convertible note	—	(2,200)
Contributions from noncontrolling interests	—	1,153
Net cash provided by financing activities	40,391	5,554
Net increase (decrease) in cash and cash equivalents	(14,318)	293,789
Cash and cash equivalents at beginning of period	156,152	59,774
Cash and cash equivalents at end of period	$141,834	$353,563
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Conversion of convertible note into noncontrolling interest	$175	$—
Cash paid for income taxes	$4,708	$—

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

Liquidity

The Company has incurred significant operating losses, with the exception of 2022, and negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. Cullinan’s ultimate success depends on the outcome of its research and development activities as well as the ability to commercialize the Company’s product candidates. Cullinan is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed Cullinan’s expectations for a number of reasons, including reasons beyond the Company’s control.

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents and short-term investments of $491.8 million and long-term investments and interest receivable of $20.3 million as of June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on Cullinan's marketable securities.

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), except for its accounting policy for equity-based compensation.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and in accordance with applicable rules and regulations of the Securities Exchange Commission (the "SEC") for interim financial reporting and include the accounts of the Company and its consolidated subsidiaries. Cullinan considers consolidation of entities over which control is achieved by means other than voting rights. Intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment, which is developing early-stage cancer therapeutics. In the opinion of Cullinan’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in the 2022 10-K.

Equity-Based Compensation

The fair value of equity-based awards is measured at the grant date and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur. Cullinan classifies equity-based compensation in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs or service payments are classified.

The fair value of service-based restricted stock units ("RSUs") is the closing market price of the Company's common stock on the grant date. Cullinan measures the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Both the Monte Carlo simulation model and the Black-Scholes option pricing model require the input of objective and subjective assumptions. Certain assumptions used, including Cullinan's expected stock price volatility, involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

Prior to 2023, the expected volatility used in the Black-Scholes option pricing model for new options was based on historical volatilities of the stock prices of similar entities within the Company’s industry over a period of time commensurate with the expected term assumption. In 2023, Cullinan determined that a sufficient amount of historical information was available regarding the volatility of its stock price to begin using a blended rate that combines the Company's historical volatility with the historical volatilities of the stock prices of similar entities within the Company’s industry over a period of time commensurate with the expected term assumption.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that will have a material impact on Cullinan's consolidated financial statements.

(3)
Sale of Cullinan Pearl

In June 2022, the Company sold its equity interest in its partially owned-subsidiary, Cullinan Pearl Corp. ("Cullinan Pearl"), which had worldwide rights to zipalertinib, excluding Japan, mainland China, Hong Kong, Macau, and Taiwan, to Taiho Pharmaceutical Co., Ltd ("Taiho") for an upfront payment of $275.0 million, with an increase to the purchase price in the amount of $2.9 million for cash held by Cullinan Pearl that was transferred with the sale. As of June 30, 2022, $5.0 million of the upfront payment was held in escrow. The escrow amount was released to Cullinan in the third quarter of 2022 once the Company and Taiho determined that no post-sale net working capital adjustment was necessary. Pursuant to the share purchase agreement with Taiho, Cullinan is also eligible to receive an additional $130.0 million tied to epidermal growth factor receptor exon20 non-small-cell lung cancer regulatory milestones.

The Company concluded the transaction was a sale of non-financial assets, which were comprised mainly of intellectual property rights and related intangible assets, and that it transferred control of the non-financial assets at the closing of the sale. Cullinan recognized a gain on sale of Cullinan Pearl of $276.8 million within income from operations in its consolidated statement of operations and other comprehensive income (loss) for the three and six months ended June 30, 2022. The table below sets forth the book value of the Cullinan Pearl assets and liabilities sold along with the calculation of the gain on sale based on the cash consideration received.

(in thousands)
Book value of assets sold
Cash	$2,898
Prepaid expenses and other current assets	619
Amounts attributable to assets sold	3,517
Book value of liabilities sold
Accrued expenses and other current liabilities	2,404
Amounts attributable to liabilities sold	2,404
Total identifiable net assets sold	1,113
Upfront consideration, inclusive of escrow of $5,000 and cash transferred of $2,898	277,898
Gain on sale of Cullinan Pearl	$276,785

During the six months ended June 30, 2022, Cullinan Pearl issued $2.2 million of convertible notes to an affiliate of Taiho. The Company repaid these convertible notes at the closing of the Cullinan Pearl sale.

(4)
Financial Instruments

Investments

Cullinan recognized its short-term and long-term investments by security type at June 30, 2023 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$202,320	$—	$(1,113)	$201,207
U.S. government notes	74,708	3	(86)	74,625
Asset-backed securities	74,434	—	(302)	74,132
Total short-term investments	351,462	3	(1,501)	349,964
Long-term investments
Corporate notes	18,758	—	(127)	18,631
Total long-term investments	18,758	—	(127)	18,631
Total investments	$370,220	$3	$(1,628)	$368,595

The Company recognized its short-term and long-term investments by security type at December 31, 2022 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$244,498	$11	$(1,743)	$242,766
U.S. government notes	34,029	—	(290)	33,739
Commercial paper	18,035	3	(13)	18,025
Asset-backed securities	16,625	—	(15)	16,610
Total short-term investments	313,187	14	(2,061)	311,140
Long-term investments
Corporate notes	81,436	18	(572)	80,882
Total long-term investments	81,436	18	(572)	80,882
Total investments	$394,623	$32	$(2,633)	$392,022

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investments
Corporate notes	$—	$201,207	$—	$201,207
U.S. government notes	—	74,625	—	74,625
Asset-backed securities	—	74,132	—	74,132
Total short-term investments	—	349,964	—	349,964
Long-term investments
Corporate notes	—	18,631	—	18,631
Total long-term investments	—	18,631	—	18,631
Total investments	$—	$368,595	$—	$368,595

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investments
Corporate notes	$—	$242,766	$—	$242,766
U.S. government notes	—	33,739	—	33,739
Commercial paper	—	18,025	—	18,025
Asset-backed securities	—	16,610	—	16,610
Total short-term investments	—	311,140	—	311,140
Long-term investments
Corporate notes	—	80,882	—	80,882
Total long-term investments	—	80,882	—	80,882
Total investments	$—	$392,022	$—	$392,022

As of June 30, 2023 and December 31, 2022, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued research and development expenses	$6,130	$7,486
Due to Taiho under collaboration agreement, net	3,378	—
Accrued bonus	3,108	4,516
Convertible note and accrued interest	1,885	178
Other current liabilities	1,030	1,955
Total accrued expenses and other current liabilities	$15,531	$14,135

(6)
License and Collaboration Agreements

Harbour License Agreement

In February 2023, the Company and Harbour BioMed US Inc. (“Harbour”) entered into a license and collaboration agreement (the “Harbour License Agreement”), pursuant to which Harbour granted to Cullinan an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S.

Under the terms of the Harbour License Agreement, the Company paid Harbour an upfront license fee of $25.0 million at signing. Harbour will be eligible to receive up to $148.0 million in milestone payments based on the achievement of pre-specified development and regulatory milestones. Harbour is also eligible to receive up to an additional $415.0 million in sales-based milestones as well as tiered royalties up to the high teens on a licensed product-by-licensed product basis, as a percentage of U.S. commercial sales. In addition, under the Harbour License Agreement, Harbour granted Cullinan certain intellectual property rights to enable the Company to perform its obligations and exercise its rights under the Harbour License Agreement.

Unless earlier terminated, the Harbour License Agreement will continue in effect until the expiration of Cullinan’s royalty obligations. The Harbour License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency. The Company may terminate the Harbour License Agreement for convenience by providing 90 days written notice to Harbour. In the Harbour License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type.

Cullinan evaluated the Harbour License Agreement and determined that the exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore the upfront license fee of $25.0 million was recorded within research and development expenses during the six months ended June 30, 2023.

Co-Development Agreement with Taiho

In June 2022, Cullinan and an affiliate of Taiho entered into a co-development agreement, pursuant to which the Company will collaborate to develop zipalertinib and will retain the option to co-commercialize zipalertinib in the U.S. Under the co-development agreement, development costs for zipalertinib shall be shared equally between Taiho and Cullinan with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses. For the three and six months ended June 30, 2023, the Company recorded research and development expense of $5.5 million and $10.2 million, respectively, related to its share of costs incurred by Taiho. Cullinan incurred $2.1 million and $3.1 million of costs that were reimbursable by Taiho during the three and six months ended June 30, 2023, respectively, which were recorded as a reduction to research and development expenses. The net amount of $3.4 million due to Taiho was recorded within accrued expenses and other current liabilities as of June 30, 2023.

Other License and Collaboration Expenses

During the six months ended June 30, 2023, Cullinan recorded $0.2 million in research and development expenses relating to the license agreement with the Massachusetts Institute of Technology (the "MIT License Agreement") for CLN-617. During the three and six months ended June 30, 2022, the Company recorded $0.2 million in research and development expenses relating to the MIT License Agreement.

During the six months ended June 30, 2022, Cullinan recorded $0.5 million in research and development expenses relating to a collaboration agreement with Adimab, LLC.

(7)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through June 30, 2023.

At-the-Market Equity Offering Program

In May 2023, Cullinan entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the “ATM") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. In the three months ended June 30, 2023, the Company sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of June 30, 2023, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

Preferred Stock

In January 2023, the Company entered into an exchange agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (the “Stockholders”), pursuant to which the Stockholders exchanged 6.5 million shares of Cullinan’s common stock for 0.6 million shares of newly designated Series A convertible preferred stock, a “toothless” preferred stock, par value $0.0001 per share.

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

The preferred stock ranks (i) senior to any class or series of capital stock of Cullinan hereafter created specifically ranking by its terms junior to the preferred stock; (ii) on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the preferred stock; and (iii) junior to any class or series of capital stock of Cullinan created specifically ranking by its terms senior to any preferred stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

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

Cullinan Amber

As of June 30, 2023, the Company held common stock and Series A preferred stock that represented 94% of Cullinan Amber Corp.’s ("Cullinan Amber") outstanding equity. As of June 30, 2023, noncontrolling interests collectively held common stock that represented 6% of Cullinan Amber's outstanding equity.

In each of the three and six months ended June 30, 2023, no losses were attributed to the noncontrolling interests of Cullinan Amber. In each of the three and six months ended June 30, 2022, $0.1 million of losses were attributed to the noncontrolling interests of Cullinan Amber.

Cullinan Florentine

As of June 30, 2023, Cullinan held common stock, Series A preferred stock and Series B preferred stock that represented 96% of Cullinan Florentine Corp.'s ("Cullinan Florentine") outstanding equity. As of June 30, 2023, noncontrolling interests collectively held common stock that represented 4% of Cullinan Florentine's outstanding equity.

In each of the three and six months ended June 30, 2023 and 2022, no losses were attributed to the noncontrolling interests of Cullinan Florentine.

Cullinan MICA

As of June 30, 2023, Cullinan held common stock and Series A preferred stock that represented 96% of Cullinan MICA Corp.'s ("Cullinan MICA") outstanding equity. As of June 30, 2023, noncontrolling interests collectively held common stock and Series A preferred stock that represented 4% of Cullinan MICA's outstanding equity.

In the three and six months ended June 30, 2023, no losses and $0.2 million of losses, respectively, were attributed to the noncontrolling interests of Cullinan MICA. In the three and six months ended June 30, 2022, $0.7 million and $1.1 million of losses, respectively, were attributed to the noncontrolling interests of Cullinan MICA.

Cullinan Pearl

In June 2022, the Company sold its equity interest in its partially-owned subsidiary, Cullinan Pearl, to Taiho. Refer to Note 3 for additional details relating to the transaction.

In the three and six months ended June 30, 2022, no losses and $0.3 million of losses, respectively, were attributed to the noncontrolling interests of Cullinan Pearl.

(8)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$3,249	$4,379	$6,303	$7,039
General and administrative	4,671	4,229	8,876	8,134
Total equity-based compensation	$7,920	$8,608	$15,179	$15,173

Determining Fair Value of Options

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the six months ended June 30, 2023 and 2022 were determined using the methods and assumptions discussed below:

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
•
Prior to 2023, the expected volatility used in the Black-Scholes option pricing model for new options was based on historical volatilities of the stock prices of similar entities within Cullinan’s industry over a period of time commensurate with the expected term assumption. In 2023, the Company determined that a sufficient amount of historical information was available regarding the volatility of its stock price to begin using a blended rate that combines its historical volatility with the historical volatilities of the stock prices of similar entities within Cullinan’s industry over a period of time commensurate with the expected term assumption.
•
The estimated annual dividend yield was based on the Company’s expectation of not paying dividends on its common stock in the foreseeable future.

The grant date fair value was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions in the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.9%	2.2%
Expected term (in years)	6.0	6.0
Expected volatility	79.1%	78.8%
Expected dividend yield	0.0%	0.0%

(9)
Related Party Transactions

Royalty Transfer Agreements

Cullinan Amber, Cullinan Florentine and Cullinan MICA are each party to royalty transfer agreements with MPM Oncology Charitable Foundation, Inc. and UBS Optimus Foundation (together, the "Foundations"). Under each of these respective agreements, the Foundations are collectively entitled to receive a low single digit royalty percentage of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. Cullinan has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company concluded that these instruments had no value at the inception of the agreements.

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of June 30, 2023. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of June 30, 2023 and December 31, 2022.

(10)
Income Taxes

During each of the three and six months ended June 30, 2023, Cullinan did not record an income tax expense or benefit.

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $66.1 million and $46.5 million, respectively. The tax provision recorded for the period ended June 30, 2022 was driven by the expected tax from the gain on sale of Cullinan Pearl, partially offset by the release of valuation allowance for the expected utilization of certain historical tax attributes against the gain from the sale. Refer to Note 3 for additional details on the sale of Cullinan's equity interest in Cullinan Pearl.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized research and development costs, temporary differences on equity-based compensation, and net operating loss carryforwards. Cullinan has considered its history of cumulative net losses and its estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, Cullinan has maintained a full valuation allowance against its remaining net deferred tax assets as of June 30, 2023.

(11)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 and December 31, 2022.

Legal Proceedings

Cullinan is not currently party to or aware of any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Cullinan expenses as incurred the costs related to such legal proceedings.

(12)
Leases

The Company has an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and goes through June 2024 (the "Suite 520 Lease"). In August 2022, Cullinan entered into an additional operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts through July 2026. Lease expense consisted of operating lease costs of $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively. Lease expense consisted of operating lease costs of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

The following table summarizes supplemental cash flow information for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$875	$303
Right-of-use asset obtained in exchange for an operating lease liability	$—	$1,311

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of June 30, 2023:

June 30, 2023
(in thousands)
Remainder of 2023	$1,006
2024	1,738
2025	1,461
2026	872
Total future minimum lease payments	5,077
Less: imputed interest	(691)
Total lease liabilities at present value	$4,386

The following table summarizes the weighted-average remaining lease term and discount rate as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	2.8	3.2
Weighted-average discount rate	10.8%	10.8%

As Cullinan’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. Cullinan’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

Sublease Agreement

In September 2022, Cullinan entered into a sublease agreement through May 2024 for the Suite 520 Lease. For the three and six months ended June 30, 2023, the Company recorded sublease income of $0.1 million and $0.3 million, respectively, within other income (expense), net.

(13)
Net Income (Loss) per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders of Cullinan	$(32,214)	$174,898	$(90,176)	$162,800
Denominator:
Weighted-average common stock outstanding - basic	39,952	44,873	40,315	44,654
Dilutive effect of common stock issuable from assumed exercise of equity awards	—	1,508	—	1,735
Weighted-average common stock outstanding - diluted	39,952	46,381	40,315	46,389
Net income (loss) per share:
Basic	$(0.82)	$3.90	$(2.24)	$3.65
Diluted	$(0.82)	$3.77	$(2.24)	$3.51

Cullinan used the treasury stock and if-converted methods to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2023 and 2022 because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Stock options	9,185	6,250
Preferred stock	5,795	—
Restricted stock awards and RSUs	156	—
Total	15,136	6,250

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

Overview

We are a clinical-stage biopharmaceutical company focused on modality-agnostic targeted oncology therapies. Our strategy is to identify high-impact cancer targets and then select what we believe is the optimal therapeutic modality for those targets. We source innovation both internally and externally, focusing on product candidates with novel technology platforms or differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for anti-tumor activity as a single agent as well as its ability to generate an immune response or to inhibit oncogenic processes. Using this strategy, we have built a broad and deep pipeline of targeted oncology programs that includes six distinct product candidates, all of which are clinical-stage, as well as multiple research and discovery programs.

Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. The United States ("U.S.") Food and Drug Administration (the "FDA") has granted Breakthrough Therapy designation to zipalertinib. In collaboration with our partners at Taiho, we are evaluating zipalertinib in a pivotal Phase 2b trial in patients with EGFRex20 non-small-cell lung cancer ("NSCLC") who progressed after prior systemic therapy, and in a global Phase 3 trial in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients.

In addition to zipalertinib, our portfolio includes five other clinical-stage product candidates:

•
CLN-619 is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 has broad therapeutic potential and is being investigated as both monotherapy and in combination with checkpoint inhibitor therapy in an ongoing Phase 1 trial in patients with advanced solid tumors. We presented initial clinical data for CLN-619 monotherapy in patients with advanced solid tumors at the 2023 American Society of Clinical Oncology Annual Meeting in June 2023. Data demonstrated monotherapy anti-tumor activity of CLN-619 in heavily pre-treated patients with multiple tumor types with no dose limiting toxicities up to the highest dose tested. Best responses among 22 evaluable patients receiving doses greater than one milligram per kilogram included one confirmed complete response (parotid cancer), two confirmed partial responses (endometrial cancer), and seven patients with stable disease (cervical, ovarian, breast, and salivary gland cancers).
o
Based on these initial clinical observations, we have initiated monotherapy expansion cohorts in endometrial and cervical cancers and are evaluating potential additional future expansion cohorts.
o
We intend to present initial data from the combination dose escalation arm of the study at a medical meeting in the future.
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
•
CLN-418 is a B7H4x4-1BB fully human bispecific immune activator designed to achieve conditional activation of 4-1BB by targeting B7H4, a tumor-associated antigen that is highly expressed across multiple cancers with minimal expression on normal tissues, and is being investigated in an ongoing Phase 1 trial in patients with advanced solid tumors with initial clinical data expected in 2024.
•
CLN-978 is a CD19xCD3 T cell engager with extended serum half-life and robust potency against target cells expressing low levels of CD19. In January 2023, the FDA cleared our investigational new drug application (“IND") for CLN-978, which we are initially evaluating in a Phase 1 trial for the treatment of relapsed/refractory B-cell non-Hodgkin lymphoma (“r/r B-NHL”). In August 2023, we dosed the first patient in our Phase 1 trial of CLN-978 in patients with r/r B-NHL.

•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12"), with tumor retention domains for the treatment of solid tumors. In March 2023, the FDA cleared our IND for CLN-617. We anticipate initiating a Phase 1 clinical study in the second half of 2023 evaluating CLN-617 for the treatment of advanced solid tumors.

In addition to the product candidates described above, we are actively developing several preclinical oncology programs, all in the discovery stage, including our collaboration with Icahn School of Medicine at Mount Sinai for the development of novel hematopoietic progenitor kinase 1 degraders.

We have the option to co-commercialize zipalertinib with Taiho in the United States. We hold worldwide development and commercialization rights to CLN-619, CLN-049, CLN-978 and CLN-617, and we hold U.S. development and commercialization rights to CLN-418. We hold intellectual property rights and exclusive options for worldwide intellectual property for our earlier-stage programs.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2023, we have received net proceeds of $579.6 million from equity financings, $18.9 million in revenue from a previous license agreement, and cash proceeds of $275.0 million from the sale of our equity interest in Cullinan Pearl to Taiho in June 2022.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $491.8 million and long-term investments and interest receivable of $20.3 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have incurred significant operating losses, with the exception of 2022, and have had negative cash flows from operations since our inception. As of June 30, 2023, we had an accumulated deficit of $137.9 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Basis of Presentation and Consolidation

When we were a private company, we established or acquired partially-owned development subsidiaries to hold the intellectual property rights for several of our product candidates. As a publicly held company, we do not intend to create new development subsidiaries in the future. Losses attributed to noncontrolling interests are reported separately in our consolidated statements of operations and comprehensive income (loss). The following table shows our ownership interest as of June 30, 2023 in our partially-owned subsidiaries:

Name	Ownership as of June 30, 2023
Cullinan MICA Corp.	96%
Cullinan Florentine Corp.	96%
Cullinan Amber Corp.	94%
Cullinan Pearl Corp.	—

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

Gain on Sale of Cullinan Pearl

Gain on sale of Cullinan Pearl represents the excess of the consideration received over the carrying value of the non-financial assets sold. Refer to Note 3 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the transaction.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, short-term investments and long-term investments.

Income Taxes

Income taxes consist primarily of federal and state income taxes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table presents our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating expenses:
Research and development	$27,391	$26,411	$79,487	$50,947
General and administrative	10,214	10,695	20,874	18,816
Total operating expenses	37,605	37,106	100,361	69,763
Gain on sale of Cullinan Pearl	—	276,785	—	276,785
Income (loss) from operations	(37,605)	239,679	(100,361)	207,022
Other income (expense):
Interest income	5,322	697	9,830	894
Other income (expense), net	69	(241)	176	(241)
Net income (loss) before income taxes	(32,214)	240,135	(90,355)	207,675
Income tax expense	—	66,070	—	46,502
Net income (loss)	(32,214)	174,065	(90,355)	161,173
Net loss attributable to noncontrolling interests	—	(833)	(179)	(1,627)
Net income (loss) attributable to common stockholders of Cullinan	$(32,214)	$174,898	$(90,176)	$162,800

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Zipalertinib	$7,760	$4,245	$13,412	$12,143
CLN-619	5,991	5,606	10,503	9,167
CLN-049	2,650	1,226	4,793	2,350
CLN-418	1,091	—	27,970	—
CLN-978	(182)	3,064	1,643	6,857
CLN-617	1,753	2,738	4,045	4,518
Clinical-stage product candidates	19,063	16,879	62,366	35,035
Early-stage research	1,024	2,247	2,551	4,108
Other personnel and unallocated	4,055	2,906	8,267	4,764
Equity-based compensation	3,249	4,379	6,303	7,040
Total research and development expenses	$27,391	$26,411	$79,487	$50,947

The $1.0 million increase in research and development expenses in the three months ended June 30, 2023 compared to the same period in 2022 was primarily related to increased clinical costs ($7.6 million) and higher personnel costs due to increased headcount and expansion of operations to support our research and development activities ($2.4 million), partially offset by a decrease in chemistry, manufacturing and controls ("CMC") costs ($4.8 million), lower preclinical costs ($2.8 million) and lower equity-based compensation costs ($1.1 million).

The $28.5 million increase in research and development expenses in the six months ended June 30, 2023 compared to the same period in 2022 was primarily related to the upfront fee due upon in-licensing CLN-418 ($25.0 million), increased clinical costs ($11.8 million) and higher personnel costs due to increased headcount and expansion of operations to support our research and development activities ($4.9 million), partially offset by lower preclinical costs ($6.9 million), a decrease in chemistry, manufacturing and controls ("CMC") costs ($5.7 million), and lower equity-based compensation costs ($0.7 million).

General and Administrative Expenses

The decrease of $0.5 million in general and administrative expenses in the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to one-time expenses related to the sale of Cullinan Pearl in 2022 that did not recur in 2023 ($1.7 million), partially offset by increases in equity-based compensation ($0.4 million) and other personnel costs ($0.3 million) relating to increased headcount.

The increase of $2.1 million in general and administrative expenses in the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases in personnel costs ($1.4 million), legal and other professional fees ($1.3 million), equity-based compensation ($0.7 million), and occupancy and insurance costs to support our expanded operations ($0.6 million), partially offset by one-time expenses related to the sale of Cullinan Pearl in 2022 that did not recur in 2023 ($2.0 million).

Gain on Sale of Cullinan Pearl

Gain on sale of Cullinan Pearl represents the excess of the consideration received over the carrying value of the non-financial assets sold. Refer to Note 3 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the transaction.

Other Income

The $4.9 million increase in other income in the three months ended June 30, 2023 compared to the same period in 2022 was primarily related to higher investment income.

The $9.4 million increase in other income in the six months ended June 30, 2023 compared to the same period in 2022 was primarily related to higher investment income.

Income Tax Expense (Benefit)

We did not record income tax expense or benefit for the three or six months ended June 30, 2023.

The income tax expense was $66.1 million and $46.5 million for the three and six months ended June 30, 2022, respectively. The net income tax expense of $46.5 million recognized for the six months ended June 30, 2022 represented the expected tax from the gain on sale of Cullinan Pearl, including the expected utilization of certain historical tax attributes.

Net Loss Attributable to Noncontrolling Interests

There was no net loss attributable to noncontrolling interests during the three months ended June 30, 2023. Net loss attributable to noncontrolling interests was $0.8 million during the three months ended June 30, 2022. Net loss attributable to noncontrolling interests was $0.2 million and $1.6 million during the six months ended June 30, 2023 and 2022, respectively.

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interest in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our partially-owned subsidiaries and third parties. Refer to Note 7 of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of capital transactions between our partially-owned subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses, with the exception of 2022, and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $491.8 million and long-term investments and interest receivable of $20.3 million.

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

In May 2023, we entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the "ATM"), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. In the three months ended June 30, 2023, we sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of June 30, 2023, we had $85.6 million in shares of our common stock remaining under the ATM.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(82,003)	$(47,328)
Net cash provided by investing activities	27,294	335,563
Net cash provided by financing activities	40,391	5,554
Net increase (decrease) in cash and cash equivalents	$(14,318)	$293,789

Cash Flow from Operating Activities

For the six months ended June 30, 2023, operating activities used $82.0 million of cash, which primarily consisted of our operating expenses of $100.4 million and a $3.5 million net change in our operating assets and liabilities, partially offset by net non-cash charges of $11.8 million and interest income of $9.8 million. The net non-cash charges primarily consisted of $15.2 million of equity-based compensation expense, partially offset by $3.5 million in accretion on our marketable securities. The net change in our operating assets and liabilities included $4.7 million for income taxes paid during the period.

For the six months ended June 30, 2022, operating activities used $47.3 million of cash, which primarily consisted of our operating expenses of $69.8 million and income tax expense of $46.5 million, partially offset by a benefit of $51.1 million from the net change in our operating assets and liabilities, non-cash charges of $17.2 million and interest income of $0.9 million. The non-cash charges primarily consisted of $15.2 million of equity-based compensation expense and $1.7 million in amortization on our marketable securities.

Cash Flow from Investing Activities

For the six months ended June 30, 2023, net cash provided by investing activities was $27.3 million, which primarily consisted of proceeds of $198.1 million from the sales and maturities of marketable securities, partially offset by $170.6 million used for the purchase of marketable securities.

For the six months ended June 30, 2022, net cash provided by investing activities was $335.6 million, which consisted of $270.0 million of proceeds from the sale of Cullinan Pearl, net of $5.0 million in escrow, and $158.9 million from the sales and maturities of investments, partially offset by the purchase of $93.4 million of investments.

Cash Flow from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $40.4 million, which primarily consisted of $38.4 million of net proceeds from the issuance of common stock under our ATM, and $1.8 million from the issuance of a convertible note by Cullinan MICA to a noncontrolling interest.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, total future minimum lease payments were $5.1 million with $2.0 million payable within twelve months. See Note 12 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512), was declared effective by the Securities Exchange Commission (the "SEC") for our initial public offering ("IPO"). The aggregate net proceeds to us from our IPO, after underwriting discounts and offering expenses, were $264.5 million. As of June 30, 2023, we have used $114.1 million of the net proceeds from the IPO. We have invested the unused net proceeds from the IPO into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. There has been no material change in the planned use of proceeds as described in our final prospectus.

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

10.1*	Consulting Agreement, dated June 8, 2023, by and between the Registrant and Patrick Baeuerle

10.2*	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

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

Cullinan Oncology, Inc.

Date: August 10, 2023	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)