Form 10-Q
period 2023-09-30
Cullinan Oncology, Inc.
filed 2023-11-08
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2023 was 42,780,644.

The number of shares of the Registrant’s non-voting preferred stock outstanding as of October 31, 2023 was 647,500. Each share of the preferred stock will be convertible into 10 shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder will be prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of preferred stock. Shares of preferred stock will generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding preferred stock will be required to amend the terms of the preferred stock. In the event of the Registrant's liquidation, dissolution or winding up, holders of preferred stock will participate pari passu with any distribution of proceeds to holders of common stock. The preferred stock ranks (i) senior to any class or series of capital stock of the Registrant hereafter created specifically ranking by its terms junior to the preferred stock; (ii) on parity with the common stock and any class or series of capital stock of the Registrant created specifically ranking by its terms on parity with the preferred stock; and (iii) junior to any class or series of capital stock of the Registrant created specifically ranking by its terms senior to any preferred stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Registrant, whether voluntarily or involuntarily.

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
•
the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and the period during which the results of the trials will become available;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN ONCOLOGY, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$64,847	$156,152
Short-term investments	401,583	311,140
Prepaid expenses and other current assets	10,282	7,180
Total current assets	476,712	474,472
Property and equipment, net	1,066	1,174
Operating lease right-of-use assets	2,925	4,130
Other assets	459	459
Long-term investments	13,545	80,882
Total assets	$494,707	$561,117
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$951	$2,660
Accrued expenses and other current liabilities	20,946	14,135
Income tax payable	—	4,282
Operating lease liabilities, current	1,547	1,421
Total current liabilities	23,444	22,498
Long-term liabilities:
Operating lease liabilities, net of current portion	2,446	3,590
Total liabilities	25,890	26,088
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 647,500 and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 42,760,644 and 45,796,449 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	5
Additional paid-in capital	646,918	585,320
Accumulated other comprehensive loss	(1,051)	(2,601)
Accumulated deficit	(177,054)	(47,695)
Total Cullinan stockholders' equity	468,817	535,029
Noncontrolling interests	—	—
Total stockholders' equity	468,817	535,029
Total liabilities and stockholders' equity	$494,707	$561,117

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$33,821	$19,680	$113,308	$70,627
General and administrative	10,982	10,086	31,856	28,902
Total operating expenses	44,803	29,766	145,164	99,529
Impairment of long-lived assets	(440)	—	(440)	—
Gain on sale of Cullinan Pearl	—	—	—	276,785
Income (loss) from operations	(45,243)	(29,766)	(145,604)	177,256
Other income (expense):
Interest income	5,880	2,353	15,710	3,247
Other income (expense), net	180	—	356	(241)
Net income (loss) before income taxes	(39,183)	(27,413)	(129,538)	180,262
Income tax expense (benefit)	—	(2,523)	—	43,979
Net income (loss)	(39,183)	(24,890)	(129,538)	136,283
Net loss attributable to noncontrolling interests	—	(86)	(179)	(1,713)
Net income (loss) attributable to common stockholders of Cullinan	$(39,183)	$(24,804)	$(129,359)	$137,996

Comprehensive income (loss):
Net income (loss)	$(39,183)	$(24,890)	$(129,538)	$136,283
Unrealized gain (loss) on investments	574	(296)	1,550	(3,091)
Comprehensive income (loss)	(38,609)	(25,186)	(127,988)	133,192
Comprehensive loss attributable to noncontrolling interests	—	(86)	(179)	(1,713)
Comprehensive income (loss) attributable to Cullinan	$(38,609)	$(25,100)	$(127,809)	$134,905

Net income (loss) per share attributable to common stockholders of Cullinan:
Basic	$(0.91)	$(0.54)	$(3.15)	$3.07
Diluted	$(0.91)	$(0.54)	$(3.15)	$2.96

Weighted-average shares used in computing net income (loss) per share attributable to common stockholders of Cullinan:
Basic	42,734	45,611	41,130	44,966
Diluted	42,734	45,611	41,130	46,580

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	—	$—	45,796,449	$5	$585,320	$(2,601)	$(47,695)	$—	$535,029
Contributions from noncontrolling interests	—	—	—	—	—	—	—	179	179
Issuance of preferred stock in exchange for common stock	647,500	—	(6,475,000)	(1)	1	—	—	—	—
Net issuance of common stock under equity-based compensation plans	—	—	22,152	—	(36)	—	—	—	(36)
Equity-based compensation	—	—	—	—	7,259	—	—	—	7,259
Unrealized gain on investments	—	—	—	—	—	1,359	—	—	1,359
Net loss	—	—	—	—	—	—	(57,962)	(179)	(58,141)
Balances at March 31, 2023	647,500	—	39,343,601	4	592,544	(1,242)	(105,657)	—	485,649
Issuance of common stock	—	—	3,310,000	—	38,388	—	—	—	38,388
Net issuance of common stock under equity-based compensation plans	—	—	81,703	—	214	—	—	—	214
Equity-based compensation	—	—	—	—	7,920	—	—	—	7,920
Unrealized loss on investments	—	—	—	—	—	(383)	—	—	(383)
Net loss	—	—	—	—	—	—	(32,214)	—	(32,214)
Balances at June 30, 2023	647,500	—	42,735,304	4	639,066	(1,625)	(137,871)	—	499,574
Net issuance of common stock under equity-based compensation plans	—	—	25,340	—	112	—	—	—	112
Equity-based compensation	—	—	—	—	7,740	—	—	—	7,740
Unrealized gain on investments	—	—	—	—	—	574	—	—	574
Net loss	—	—	—	—	—	—	(39,183)	—	(39,183)
Balances at September 30, 2023	647,500	$—	42,760,644	$4	$646,918	$(1,051)	$(177,054)	$—	$468,817

CULLINAN ONCOLOGY, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2021	—	$—	44,292,102	$4	$584,714	$(838)	$(158,909)	$403	$425,374
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,153	1,153
Net issuance of common stock under equity-based compensation plans	—	—	367,924	—	1,566	—	—	—	1,566
Equity-based compensation	—	—	—	—	6,559	—	—	6	6,565
Unrealized loss on investments	—	—	—	—	—	(2,296)	—	—	(2,296)
Net loss	—	—	—	—	—	—	(12,098)	(794)	(12,892)
Balances at March 31, 2022	—	—	44,660,026	4	592,839	(3,134)	(171,007)	768	419,470
Contributions from noncontrolling interests	—	—	—	—	—	—	—	139	139
Net issuance of common stock under equity-based compensation plans	—	—	736,372	1	2,834	—	—	—	2,835
Equity-based compensation	—	—	—	—	8,602	—	—	6	8,608
Unrealized loss on investments	—	—	—	—	—	(499)	—	—	(499)
Net income (loss)	—	—	—	—	—	—	174,898	(833)	174,065
Balances at June 30, 2022	—	—	45,396,398	5	604,275	(3,633)	3,891	80	604,618
Net issuance of common stock under equity-based compensation plans	—	—	346,629	—	1,425	—	—	—	1,425
Equity-based compensation	—	—	—	—	5,265	—	—	6	5,271
Unrealized loss on investments	—	—	—	—	—	(296)	—	—	(296)
Net loss	—	—	—	—	—	—	(24,804)	(86)	(24,890)
Balances at September 30, 2022	—	$—	45,743,027	$5	$610,965	$(3,929)	$(20,913)	$—	$586,128

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$(129,538)	$136,283
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity-based compensation expense	22,919	20,444
Amortization (accretion) on marketable securities	(6,533)	1,894
Impairment of long-lived assets	440	—
Depreciation and amortization	233	34
Realized (gain) loss on marketable securities	(20)	109
Non-cash contributions from noncontrolling interests	4	139
Gain on sale of Cullinan Pearl	—	(276,785)
Loss on disposal of fixed assets	—	14
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,650)	(507)
Accounts payable	(1,709)	(1,654)
Accrued expenses and other current liabilities	4,992	6,950
Income tax payable	(4,282)	11,398
Net cash used in operating activities	(116,144)	(101,681)
Investing activities:
Purchase of marketable securities	(307,371)	(217,497)
Proceeds from sales and maturities of marketable securities	291,915	220,333
Purchase of property and equipment	(208)	(251)
Proceeds from sale of Cullinan Pearl, net of cash transferred with sale of $2,898	—	275,000
Net cash provided by (used in) investing activities	(15,664)	277,585
Financing activities:
Proceeds from issuance of common stock	38,388	—
Proceeds from issuance of convertible notes	1,825	2,200
Proceeds from net issuance of common stock under equity-based compensation plans	290	5,826
Repayment of convertible note	—	(2,200)
Contributions from noncontrolling interests	—	1,153
Net cash provided by financing activities	40,503	6,979
Net increase (decrease) in cash and cash equivalents	(91,305)	182,883
Cash and cash equivalents at beginning of period	156,152	59,774
Cash and cash equivalents at end of period	$64,847	$242,657
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$—	$513
Conversion of convertible note into noncontrolling interest	$175	$—
Cash paid for income taxes	$4,708	$32,582

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents and short-term investments of $466.4 million and long-term investments and interest receivable of $15.5 million as of September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the date of issuance of these unaudited consolidated financial statements. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on Cullinan's marketable securities.

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

(3)
Sale of Cullinan Pearl

In June 2022, the Company sold its equity interest in its subsidiary, Cullinan Pearl Corp. ("Cullinan Pearl"), which had worldwide rights to zipalertinib, excluding Japan, mainland China, Hong Kong, Macau, and Taiwan, to Taiho Pharmaceutical Co., Ltd ("Taiho") for an upfront payment of $275.0 million, with an increase to the purchase price in the amount of $2.9 million for cash held by Cullinan Pearl that was transferred with the sale. Pursuant to the share purchase agreement with Taiho, Cullinan is also eligible to receive an additional $130.0 million tied to epidermal growth factor receptor exon20 non-small-cell lung cancer regulatory milestones.

The Company concluded the transaction was a sale of non-financial assets, which were comprised mainly of intellectual property rights and related intangible assets, and that it transferred control of the non-financial assets at the closing of the sale. Cullinan recognized a gain on sale of Cullinan Pearl of $276.8 million within income from operations in its consolidated statement of operations and other comprehensive income (loss) for the nine months ended September 30, 2022.

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

(4)
Financial Instruments

Investments

Cullinan recognized its short-term and long-term investments by security type at September 30, 2023 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
U.S. government notes	$193,069	$1	$(131)	$192,939
Corporate notes	148,890	13	(612)	148,291
Asset-backed securities	60,574	—	(221)	60,353
Total short-term investments	402,533	14	(964)	401,583
Long-term investments
Corporate notes	13,646	—	(101)	13,545
Total long-term investments	13,646	—	(101)	13,545
Total investments	$416,179	$14	$(1,065)	$415,128

The Company recognized its short-term and long-term investments by security type at December 31, 2022 as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term investments
Corporate notes	$244,498	$11	$(1,743)	$242,766
U.S. government notes	34,029	—	(290)	33,739
Commercial paper	18,035	3	(13)	18,025
Asset-backed securities	16,625	—	(15)	16,610
Total short-term investments	313,187	14	(2,061)	311,140
Long-term investments
Corporate notes	81,436	18	(572)	80,882
Total long-term investments	81,436	18	(572)	80,882
Total investments	$394,623	$32	$(2,633)	$392,022

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investments
U.S. government notes	$—	$192,939	$—	$192,939
Corporate notes	—	148,291	—	148,291
Asset-backed securities	—	60,353	—	60,353
Total short-term investments	—	401,583	—	401,583
Long-term investments
Corporate notes	—	13,545	—	13,545
Total long-term investments	—	13,545	—	13,545
Total investments	$—	$415,128	$—	$415,128

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

As of September 30, 2023 and December 31, 2022, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued research and development expenses	$9,607	$7,486
Accrued bonus	4,337	4,516
Due to Taiho under collaboration agreement, net	3,502	—
Convertible note and accrued interest	1,922	178
Other current liabilities	1,578	1,955
Total accrued expenses and other current liabilities	$20,946	$14,135

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

Cullinan evaluated the Harbour License Agreement and determined that the exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore the upfront license fee of $25.0 million was recorded within research and development expenses during the nine months ended September 30, 2023.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses. For the three and nine months ended September 30, 2023, the Company recorded research and development expense of $5.4 million and $15.6 million, respectively, related to its share of costs incurred by Taiho. Cullinan incurred $2.0 million and $5.1 million of costs that were reimbursable by Taiho during the three and nine months ended September 30, 2023, respectively, which were recorded as a reduction to research and development expenses. For the three and nine months ended September 30, 2022, the Company recorded research and development expense of $0.9 million related to its share of costs incurred by Taiho. Cullinan incurred $1.5 million of costs that were reimbursable by Taiho during the three and nine months ended September 30, 2022, which were recorded as a reduction to research and development expenses. The net amount of $3.5 million due to Taiho was recorded within accrued expenses and other current liabilities as of September 30, 2023.

Other License and Collaboration Expenses

During the three and nine months ended September 30, 2023, the Company recorded $0.5 million in research and development expenses relating to a collaboration agreement with Adimab, LLC. During the three and nine months ended September 30, 2023, Cullinan recorded less than $0.1 million and $0.3 million, respectively, in research and development expenses relating to the license agreement with the Massachusetts Institute of Technology (the "MIT License Agreement") for CLN-617.

During the nine months ended September 30, 2022, Cullinan recorded $0.5 million in research and development expenses relating to a collaboration agreement with Adimab, LLC and recorded $0.2 million relating to the MIT License Agreement for CLN-617 within research and development expenses. For the three months ended September 30, 2022, the company recorded less than $0.1 million relating to license and collaboration agreements.

(7)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through September 30, 2023.

At-the-Market Equity Offering Program

In May 2023, Cullinan entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the “ATM") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the three months ended September 30, 2023. In the nine months ended September 30, 2023, the Company sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of September 30, 2023, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

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

Cullinan Amber

Cullinan Amber Corp. ("Cullinan Amber") is the Company’s development subsidiary that has exclusive worldwide rights to CLN-617, its fusion protein combining two potent antitumor cytokines, IL-2 and IL-12, with tumor retention domains for the treatment of solid tumors, pursuant to a license agreement with the Massachusetts Institute of Technology.

As of September 30, 2023, the Company held common stock and Series A preferred stock that represented 94% of Cullinan Amber's outstanding equity. As of September 30, 2023, noncontrolling interests collectively held common stock that represented 6% of Cullinan Amber's outstanding equity.

In each of the three and nine months ended September 30, 2023, no losses were attributed to the noncontrolling interests of Cullinan Amber. In the three and nine months ended September 30, 2022, no losses and $0.1 million of losses, respectively, were attributed to the noncontrolling interests of Cullinan Amber.

Cullinan Florentine

Cullinan Florentine Corp. ("Cullinan Florentine") is the Company’s development subsidiary that has exclusive worldwide rights to CLN-049, its bispecific antibody targeting FLT3 and CD3, pursuant to an exclusive license agreement with Deutsches Krebsforschungszentrum, Eberhard Karls University of Tübingen, Faculty of Medicine, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen.

As of September 30, 2023, Cullinan held common stock, Series A preferred stock and Series B preferred stock that represented 96% of Cullinan Florentine's outstanding equity. As of September 30, 2023, noncontrolling interests collectively held common stock that represented 4% of Cullinan Florentine's outstanding equity.

In each of the three and nine months ended September 30, 2023 and 2022, no losses were attributed to the noncontrolling interests of Cullinan Florentine.

Cullinan MICA

Cullinan MICA Corp. ("Cullinan MICA") is the Company’s development subsidiary that has exclusive worldwide rights to CLN-619, its MICA/B-targeted humanized IgG1 monoclonal antibody.

As of September 30, 2023, Cullinan held common stock and Series A preferred stock that represented 96% of Cullinan MICA's outstanding equity. As of September 30, 2023, noncontrolling interests collectively held common stock and Series A preferred stock that represented 4% of Cullinan MICA's outstanding equity.

In the three and nine months ended September 30, 2023, no losses and $0.2 million of losses, respectively, were attributed to the noncontrolling interests of Cullinan MICA. In the three and nine months ended September 30, 2022, $0.1 million and $1.2 million of losses, respectively, were attributed to the noncontrolling interests of Cullinan MICA.

Cullinan Pearl

In June 2022, the Company sold its equity interest in its subsidiary, Cullinan Pearl, to Taiho. Refer to Note 3 for additional details relating to the transaction.

In the nine months ended September 30, 2022, $0.3 million of losses were attributed to the noncontrolling interests of Cullinan Pearl.

(8)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
General and administrative	$4,536	$4,163	$13,412	$12,297
Research and development	3,204	1,108	9,507	8,147
Total equity-based compensation	$7,740	$5,271	$22,919	$20,444

Determining Fair Value of Options

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during the nine months ended September 30, 2023 and 2022 were determined using the methods and assumptions discussed below:

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

The grant date fair value was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions in the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.9%	2.4%
Expected term (in years)	6.0	6.0
Expected volatility	79.1%	79.5%
Expected dividend yield	0.0%	0.0%

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of September 30, 2023. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of September 30, 2023 and December 31, 2022.

(10)
Income Taxes

During each of the three and nine months ended September 30, 2023, Cullinan did not record an income tax expense or benefit.

During the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $2.5 million and an income tax expense of $44.0 million, respectively. The income tax expense recorded for the nine months ended September 30, 2022 was driven by the expected tax from the gain on sale of Cullinan Pearl, partially offset by the expected utilization of tax attributes generated during the period and the release of valuation allowance for the expected utilization of certain historical tax attributes against the gain from the sale. The income tax benefit recorded for the three months ended September 30, 2022 was due to the expected utilization of tax attributes generated during the period against the gain from the sale of Cullinan Pearl. Refer to Note 3 for additional details on this transaction.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized research and development costs, temporary differences on equity-based compensation, and net operating loss carryforwards. Cullinan has considered its history of cumulative net losses and its estimated future taxable income and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, Cullinan has maintained a full valuation allowance against its remaining net deferred tax assets as of September 30, 2023.

(11)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 and December 31, 2022.

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

(12)
Leases

The Company has an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and goes through June 2024 (the "Suite 520 Lease"). In August 2022, Cullinan entered into an additional operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts through July 2026. Lease expense consisted of operating lease costs of $0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively. Lease expense consisted of operating lease costs of $0.3 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.

The following table summarizes supplemental cash flow information for nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,378	$456
Right-of-use asset obtained in exchange for an operating lease liability	$—	$4,931

The following table summarizes the Company’s future minimum lease payments and reconciliation of lease liabilities as of September 30, 2023:

September 30, 2023
(in thousands)
Remainder of 2023	$503
2024	1,738
2025	1,461
2026	872
Total future minimum lease payments	4,574
Less: imputed interest	(581)
Total lease liabilities at present value	$3,993

The following table summarizes the weighted-average remaining lease term and discount rate as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	2.6	3.2
Weighted-average discount rate	10.8%	10.8%

As Cullinan’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. Cullinan’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

Sublease Agreement

In September 2022, Cullinan entered into a sublease agreement through May 2024 for the office space that the Company leases under the Suite 520 Lease. For the three and nine months ended September 30, 2023, the Company recorded sublease income of $0.2 million and $0.5 million, respectively, within other income (expense), net. In September 2023, Cullinan and its subtenant cancelled the sublease agreement for the office space that the Company leases under the Suite 520 Lease, and Cullinan determined that the remaining right-of-use asset for the Suite 520 Lease and the related leasehold improvements (“Suite 520 Asset Group”) was not recoverable. Upon determining that the remaining Suite 520 Asset Group was not recoverable, the Company recorded an impairment of long-lived assets of $0.4 million for the carrying value in excess of the fair value of the Suite 520 Asset Group within income from operations in its consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2023.

(13)
Net Income (Loss) per Share Attributable to Common Stockholders of Cullinan

The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to common stockholders of Cullinan for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders of Cullinan	$(39,183)	$(24,804)	$(129,359)	$137,996
Denominator:
Weighted-average common stock outstanding - basic	42,734	45,611	41,130	44,966
Dilutive effect of common stock issuable from assumed exercise of equity awards	—	—	—	1,614
Weighted-average common stock outstanding - diluted	42,734	45,611	41,130	46,580
Net income (loss) per share attributable to common stockholders of Cullinan:
Basic	$(0.91)	$(0.54)	$(3.15)	$3.07
Diluted	$(0.91)	$(0.54)	$(3.15)	$2.96

Cullinan used the treasury stock and if-converted methods to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders of Cullinan for the nine months ended September 30, 2023 and 2022 because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Stock options	9,355	6,643
Preferred stock	6,024	—
Restricted stock awards and RSUs	158	24
Employee stock purchase plan	1	12
Total	15,538	6,679

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

•
Our lead unpartnered program, CLN-619, is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 is being investigated as both monotherapy and in combination with checkpoint inhibitor therapy in an ongoing Phase 1 trial in patients with advanced solid tumors. Given MICA/B is expressed on a wide range of solid tumors and hematological malignancies, we believe CLN-619 has broad therapeutic potential.
o
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
o
Based on these initial clinical observations, we have initiated monotherapy expansion cohorts in endometrial and cervical cancers and are evaluating additional disease-specific expansion cohorts.
o
In November 2023, we presented a poster at the Society for Immunotherapy Conference (“SITC”) that contained initial biomarker data from the ongoing Phase 1 study of CLN-619 providing evidence for CLN-619’s mechanism of action and demonstrating that clinical activity, including objective response, has been observed in patients with tumor characteristics not typically responsive to checkpoint inhibitor therapy.
o
We intend to present initial data from the checkpoint inhibitor therapy combination dose escalation module of the study, as well as updated data from the monotherapy dose escalation module, in the second quarter of 2024. Initial data from the disease specific expansion cohorts are anticipated in the first half of 2025.
•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. The United States ("U.S.") Food and Drug Administration (the "FDA") has granted Breakthrough Therapy designation to zipalertinib. In collaboration with our partners at Taiho, we are evaluating zipalertinib in a pivotal Phase 2b trial in patients with EGFRex20 non-small-cell lung cancer ("NSCLC") who progressed after prior systemic therapy, and in a global Phase 3 trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients.
o
We expect to complete enrollment in the Phase 2b pivotal portion of the REZILIENT1 study of zipalertinib in patients with EGFRex20 NSCLC who have progressed after prior systemic therapy by year-end 2024.
•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody being investigated in patients with relapsed/refractory acute myeloid leukemia or myelodysplastic syndrome.
o
Preliminary safety data from an ongoing first-in-human study were published in abstract form as part of the 2023 European Hematology Association Congress.
o
Enrollment continues in the ongoing Phase 1 multi-ascending dose study using subcutaneous administration, and we expect to report updated data in the second half of 2024.

•
CLN-418 is a B7H4x4-1BB fully human bispecific immune activator designed to achieve conditional activation of 4-1BB by targeting B7H4, a tumor-associated antigen that is highly expressed across multiple cancers with minimal expression on normal tissues. CLN-418 is being investigated in an ongoing Phase 1 trial in patients with advanced solid tumors with initial clinical data expected in the second half of 2024.
•
CLN-978 is a CD19xCD3 T cell engager with extended serum half-life and robust potency against target cells expressing low levels of CD19. In August 2023, we dosed the first patient in our Phase 1 trial of CLN-978 in patients with relapsed/refractory B-cell non-Hodgkin lymphoma.
•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12"), with tumor retention domains for the treatment of solid tumors. We anticipate dosing the first patient in the CLN-617 first-in-human Phase 1 study by year-end 2023.

In addition to the product candidates described above, we are actively developing several preclinical oncology programs, all in the discovery stage, including our collaboration with Icahn School of Medicine at Mount Sinai for the development of novel hematopoietic progenitor kinase 1 (HPK1) degraders.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2023, we have received net proceeds of $579.6 million from equity financings, $18.9 million in revenue from a previous license agreement, and cash proceeds of $275.0 million from the sale of our equity interest in Cullinan Pearl Corp. ("Cullinan Pearl") to Taiho in June 2022.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $466.4 million and long-term investments and interest receivable of $15.5 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have incurred significant operating losses, with the exception of 2022, and have had negative cash flows from operations since our inception. As of September 30, 2023, we had an accumulated deficit of $177.1 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Basis of Presentation and Consolidation

When we were a private company, we established or acquired development subsidiaries to hold the intellectual property rights for several of our product candidates. As a publicly held company, we do not intend to create new development subsidiaries in the future. Losses attributed to noncontrolling interests in our development subsidiaries are reported separately in our consolidated statements of operations and comprehensive income (loss).

The following table shows our ownership interest as of September 30, 2023 in our development subsidiaries:

Name	Ownership as of September 30, 2023
Cullinan MICA Corp.	96%
Cullinan Florentine Corp.	96%
Cullinan Amber Corp.	94%
Cullinan Pearl Corp.	—

Cullinan MICA

Cullinan MICA Corp. is our development subsidiary that has exclusive worldwide rights to CLN-619, our MICA/B-targeted humanized IgG1 monoclonal antibody.

Cullinan Florentine

Cullinan Florentine Corp. is our development subsidiary that has exclusive worldwide rights to CLN-049, our bispecific antibody targeting FLT3 and CD3, pursuant to an exclusive license agreement with Deutsches Krebsforschungszentrum, Eberhard Karls University of Tübingen, Faculty of Medicine, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen.

Cullinan Amber

Cullinan Amber Corp. is our development subsidiary that has exclusive worldwide rights to CLN-617, our fusion protein combining two potent antitumor cytokines, IL-2 and IL-12, with tumor retention domains for the treatment of solid tumors, pursuant to a license agreement with the Massachusetts Institute of Technology ("MIT”). The license agreement with MIT provides exclusive worldwide rights to the patents related to technology that originated in the laboratory of Dr. Karl Dane Wittrup to develop novel multifunctional constructs for delivery of immunostimulatory agents such as cytokines that are retained in the tumor microenvironment.

Cullinan Pearl

We sold our equity interest in our development subsidiary, Cullinan Pearl, to Taiho in June 2022, which provided Taiho with worldwide rights to zipalertinib outside of Japan, mainland China, Hong Kong, Macau, and Taiwan.

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
•
costs related to contract manufacturing organizations that are primarily engaged to provide drug substance, raw material and drug product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
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

Impairment of Long-Lived Assets

Impairment of long-lived assets represents the impairment charge for the carrying value in excess of the fair value of the assets. Refer to Note 12 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the impairment.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

The following table presents our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating expenses:
Research and development	$33,821	$19,680	$113,308	$70,627
General and administrative	10,982	10,086	31,856	28,902
Total operating expenses	44,803	29,766	145,164	99,529
Impairment of long-lived assets	(440)	—	(440)	—
Gain on sale of Cullinan Pearl	—	—	—	276,785
Income (loss) from operations	(45,243)	(29,766)	(145,604)	177,256
Other income (expense):
Interest income	5,880	2,353	15,710	3,247
Other income (expense), net	180	—	356	(241)
Net income (loss) before income taxes	(39,183)	(27,413)	(129,538)	180,262
Income tax expense (benefit)	—	(2,523)	—	43,979
Net income (loss)	(39,183)	(24,890)	(129,538)	136,283
Net loss attributable to noncontrolling interests	—	(86)	(179)	(1,713)
Net income (loss) attributable to common stockholders of Cullinan	$(39,183)	$(24,804)	$(129,359)	$137,996

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
CLN-619	$7,301	$2,442	$17,804	$11,608
Zipalertinib	6,593	1,308	20,005	14,291
CLN-049	2,045	2,611	6,838	4,960
CLN-418	5,535	—	33,505	—
CLN-978	2,231	1,838	3,874	8,696
CLN-617	2,146	5,050	6,191	9,569
Clinical-stage product candidates	25,851	13,249	88,217	49,124
Early-stage research	1,288	1,902	3,839	5,170
Unallocated personnel and other	3,478	3,421	11,745	8,185
Equity-based compensation	3,204	1,108	9,507	8,148
Total research and development expenses	$33,821	$19,680	$113,308	$70,627

The $14.1 million increase in research and development expenses in the three months ended September 30, 2023 compared to the same period in 2022 was primarily related to increased clinical costs ($8.7 million), increased chemistry, manufacturing and controls ("CMC") costs ($3.5 million), higher personnel costs due to increased headcount and expansion of operations to support our research and development activities ($2.2 million), and higher equity-based compensation costs ($2.1 million), partially offset by a decrease in preclinical costs ($2.3 million), some of which is allocated to product candidates in the above table.

The $42.7 million increase in research and development expenses in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily related to the upfront fee due upon in-licensing CLN-418 ($25.0 million), increased clinical costs ($20.5 million), higher personnel costs due to increased headcount and expansion of operations to support our research and development activities ($7.6 million), and higher equity-based compensation costs ($1.4 million), partially offset by lower preclinical costs ($9.3 million) some of which is allocated to product candidates in the above table, and a decrease in CMC costs ($2.2 million).

General and Administrative Expenses

The increase of $0.9 million in general and administrative expenses in the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases in other personnel costs ($0.9 million) relating to increased headcount, and equity-based compensation costs ($0.4 million), partially offset by decreases in legal and other professional fees ($0.7 million).

The increase of $2.9 million in general and administrative expenses in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases in personnel costs ($2.4 million), equity-based compensation costs ($1.1 million), legal and other professional fees ($0.5 million), and occupancy and other costs to support our expanded operations ($1.0 million), partially offset by a decrease in one-time expenses related to the sale of Cullinan Pearl in 2022 that did not recur in 2023 ($2.0 million).

Impairment of Long-Lived Assets

Impairment of long-lived assets represents the impairment charge for the carrying value in excess of the fair value of the assets. Refer to Note 12 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the impairment.

Gain on Sale of Cullinan Pearl

Gain on sale of Cullinan Pearl represents the excess of the consideration received over the carrying value of the non-financial assets sold. Refer to Note 3 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the transaction.

Other Income

The $3.7 million increase in other income in the three months ended September 30, 2023 compared to the same period in 2022 was primarily related to higher investment income.

The $13.1 million increase in other income in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily related to higher investment income.

Income Tax Expense (Benefit)

We did not record income tax expense or benefit for the three and nine months ended September 30, 2023.

The income tax benefit was $2.5 million and income tax expense was $44.0 million for the three and nine months ended September 30, 2022, respectively. The net income tax expense of $44.0 million recognized for the nine months ended September 30, 2022 represented the expected tax from the gain on sale of Cullinan Pearl, partially offset by the expected utilization of tax attributes generated during the period and the release of valuation allowance for the expected utilization of certain historical tax attributes against the gain from the sale.

Net Loss Attributable to Noncontrolling Interests

There was no net loss attributable to noncontrolling interests during the three months ended September 30, 2023. Net loss attributable to noncontrolling interests was $0.2 million for the nine months ended September 30, 2023. Net loss attributable to noncontrolling interests was $0.1 million and $1.7 million during the three and nine months ended September 30, 2022, respectively.

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interest in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties. Refer to Note 7 of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details of capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses, with the exception of 2022, and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $466.4 million and long-term investments and interest receivable of $15.5 million.

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

In May 2023, we entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the "ATM"), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the three months ended September 30, 2023. In the nine months ended September 30, 2023, we sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of September 30, 2023, we had $85.6 million in shares of our common stock remaining under the ATM.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(116,144)	$(101,681)
Net cash provided by (used in) investing activities	(15,664)	277,585
Net cash provided by financing activities	40,503	6,979
Net increase (decrease) in cash and cash equivalents	$(91,305)	$182,883

Cash Flow from Operating Activities

For the nine months ended September 30, 2023, operating activities used $116.1 million of cash, which primarily consisted of our operating expenses of $145.2 million, and $4.7 million used to pay for a portion of our estimated tax liability resulting from the gain on sale of Cullinan Pearl, partially offset by net non-cash charges of $17.0 million, interest income of $15.7 million, a benefit of $0.6 million from the net change in our non-tax operating assets and liabilities, and sublease income of $0.5 million. The net non-cash charges primarily consisted of $22.9 million of equity-based compensation expense, partially offset by $6.5 million in accretion on our marketable securities.

For the nine months ended September 30, 2022, operating activities used $101.7 million of cash, which primarily consisted of operating expenses of $99.5 million, and $32.6 million used to pay for a portion of our estimated tax liability resulting from the gain on sale of Cullinan Pearl, partially offset by non-cash charges of $22.6 million, a benefit of $4.8 million from the net change in our non-tax operating assets and liabilities and interest income of $3.2 million. The non-cash charges primarily consisted of $20.4 million from equity-based compensation expense and $1.9 million in amortization on marketable securities.

Cash Flow from Investing Activities

For the nine months ended September 30, 2023, net cash used by investing activities was $15.7 million, which primarily consisted of $307.4 million of purchases of marketable securities, partially offset by $291.9 million of proceeds from the sales and maturities of marketable securities.

For the nine months ended September 30, 2022, net cash provided by investing activities was $277.6 million, which primarily consisted of $275.0 million of proceeds from the sale of our equity interest in Cullinan Pearl, and $220.3 million from the sales and maturities of investments, partially offset by the purchase of $217.5 million of investments.

Cash Flow from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $40.5 million, which primarily consisted of $38.4 million of net proceeds from the issuance of common stock under our ATM, and $1.8 million from the issuance of a convertible note by Cullinan MICA to a noncontrolling interest.

For the nine months ended September 30, 2022, net cash provided by financing activities was $7.0 million, which primarily consisted of $5.8 million from stock option exercises and $1.2 million from the issuance of noncontrolling interests.

Future Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we advance the clinical trials and manufacturing of our product candidates along with preclinical studies for our current and future product candidates. In addition, we have and will continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•
continue our research and development efforts and submit investigational new drug applications (“IND") for our product candidates and programs;
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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, total future minimum lease payments were $4.6 million with $1.9 million payable within twelve months. See Note 12 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512), was declared effective by the Securities Exchange Commission (the "SEC") for our initial public offering ("IPO"). The aggregate net proceeds to us from our IPO, after underwriting discounts and offering expenses, were $264.5 million. As of September 30, 2023, we have used $151.5 million of the net proceeds from the IPO. We have invested the unused net proceeds from the IPO into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. There has been no material change in the planned use of proceeds as described in our final prospectus.

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

10.1*	Amendment No. 1 to Employment Agreement, by and between the Registrant and Nadim Ahmed

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.

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

Cullinan Oncology, Inc.

Date: November 8, 2023	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Jeffrey Trigilio
Name: Jeffrey Trigilio
Title: Chief Financial Officer (Principal Financial and Accounting Officer)