Form 10-Q
period 2024-03-31
Cullinan Therapeutics, Inc.
filed 2024-05-15
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39856

CULLINAN THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3879991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street Suite 1350 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 410-4650

(Registrant’s telephone number, including area code)

Cullinan Oncology, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the Registrant’s common stock outstanding as of May 8, 2024 was 57,634,234.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K") and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•
the commercial success, cost of development, and timing of the approval of our clinical-stage product candidates;
•
the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the trials will become available;
•
our ability to submit, and obtain clearance of, any investigational new drug applications on our expected timelines, or at all;
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
•
the size and growth potential of the markets for any of our current and future product candidates, and our ability to serve those markets;
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

ii

These factors are discussed more fully in our 2023 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or collaborations or strategic partnerships we may enter into.

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

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our 2023 10-K and elsewhere in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$74,228	$98,434
Short-term investments	358,783	368,633
Prepaid expenses and other current assets	12,710	13,124
Total current assets	445,721	480,191
Property and equipment, net	913	989
Operating lease right-of-use assets	2,336	2,543
Other assets	460	459
Total assets	$449,430	$484,182
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,707	$2,493
Accrued expenses and other current liabilities	16,889	24,204
Operating lease liabilities, current	1,329	1,440
Total current liabilities	21,925	28,137
Long-term liabilities:
Operating lease liabilities, net of current portion	1,840	2,150
Total liabilities	23,765	30,287
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 647,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 43,065,645 and 42,900,083 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	663,997	654,685
Accumulated other comprehensive loss	(331)	(129)
Accumulated deficit	(238,005)	(200,857)
Total Cullinan stockholders' equity	425,665	453,703
Noncontrolling interests	—	192
Total stockholders' equity	425,665	453,895
Total liabilities and stockholders' equity	$449,430	$484,182

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$30,646	$52,096
General and administrative	12,343	10,660
Total operating expenses	42,989	62,756
Loss from operations	(42,989)	(62,756)
Other income (expense):
Interest income	5,693	4,508
Other income (expense), net	(44)	107
Net loss	(37,340)	(58,141)
Net loss attributable to noncontrolling interests	(192)	(179)
Net loss attributable to common stockholders of Cullinan	$(37,148)	$(57,962)

Comprehensive income (loss):
Net loss	$(37,340)	$(58,141)
Unrealized gain (loss) on investments	(202)	1,359
Comprehensive loss	(37,542)	(56,782)
Comprehensive loss attributable to noncontrolling interests	(192)	(179)
Comprehensive loss attributable to Cullinan	$(37,350)	$(56,603)

Net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	$(0.86)	$(1.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	43,011	40,682

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balances at December 31, 2023	647,500	$—	42,900,083	$4	$654,685	$(129)	$(200,857)	$192	$453,895
Net issuance of common stock under equity-based compensation plans	—	—	165,562	—	1,085	—	—	—	1,085
Equity-based compensation	—	—	—	—	8,227	—	—	—	8,227
Unrealized gain on investments	—	—	—	—	—	(202)	—	—	(202)
Net loss	—	—	—	—	—	—	(37,148)	(192)	(37,340)
Balances at March 31, 2024	647,500	$—	43,065,645	$4	$663,997	$(331)	$(238,005)	$—	$425,665

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balances at December 31, 2022	—	$—	45,796,449	$5	$585,320	$(2,601)	$(47,695)	$—	$535,029
Contributions from noncontrolling interests	—	—	—	—	—	—	—	179	179
Issuance of preferred stock in exchange for common stock	647,500	—	(6,475,000)	(1)	1	—	—	—	—
Net issuance of common stock under equity-based compensation plans	—	—	22,152	—	(36)	—	—	—	(36)
Equity-based compensation	—	—	—	—	7,259	—	—	—	7,259
Unrealized gain on investments	—	—	—	—	—	1,359	—	—	1,359
Net loss	—	—	—	—	—	—	(57,962)	(179)	(58,141)
Balances at March 31, 2023	647,500	$—	39,343,601	$4	$592,544	$(1,242)	$(105,657)	$—	$485,649

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(37,340)	$(58,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	8,227	7,259
Accretion on marketable securities	(3,306)	(1,371)
Depreciation and amortization	76	72
Non-cash contributions from noncontrolling interests	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	411	(755)
Accounts payable	1,214	(630)
Accrued expenses and other current liabilities	(7,529)	2,640
Income tax payable	—	(75)
Net cash used in operating activities	(38,247)	(50,997)
Investing activities:
Proceeds from maturities of marketable securities	144,325	104,482
Purchase of marketable securities	(131,369)	(89,139)
Purchase of property and equipment	—	(159)
Net cash provided by investing activities	12,956	15,184
Financing activities:
Proceeds from issuance of convertible notes	—	1,825
Proceeds from (payments related to) net issuance of common stock under equity-based compensation plans	1,085	(36)
Net cash provided by financing activities	1,085	1,789
Net decrease in cash and cash equivalents	(24,206)	(34,024)
Cash and cash equivalents at beginning of period	98,434	156,152
Cash and cash equivalents at end of period	$74,228	$122,128
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash paid (refunded) for income taxes	$(3,870)	$75
Conversion of convertible note into noncontrolling interest	$—	$175
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$—	$49

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Therapeutics, Inc., together with its consolidated subsidiaries ("Cullinan" or the "Company"), is a clinical-stage biopharmaceutical company dedicated to creating new standards of care for patients that was incorporated in September 2016 and has a principal place of business in Cambridge, Massachusetts. In April 2024, the Company changed its name from Cullinan Oncology, Inc. to Cullinan Therapeutics, Inc.

Liquidity

The Company has a history of significant operating losses and has had negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. Cullinan’s ultimate success depends on the outcome of its research and development activities as well as its ability to commercialize the Company’s product candidates. Cullinan is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical products and development, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed Cullinan’s expectations for a number of reasons, including reasons beyond the Company’s control.

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, short-term investments, and interest receivable of $434.8 million as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements. In April 2024, Cullinan sold shares of its common stock and pre-funded warrants for shares of its common stock in a private placement (the “2024 Private Placement”) for gross proceeds of $280.0 million, before deducting offering expenses. Refer to Note 13 for additional detail regarding the 2024 Private Placement.

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and in accordance with applicable rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting and include the accounts of the Company and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment, which is developing early-stage therapeutics.

In the opinion of Cullinan’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in the 2023 10-K.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The main provisions of this update require companies to disclose, on an annual and interim basis, significant segment expenses, segment profit and loss, and other segments items that are regularly provided to the Company's Chief Operating Decision Maker (the "CODM"). This update also requires companies to disclose the title and position of the CODM and to explain how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. The update also requires companies with a single reportable segment to provide all required segment reporting disclosures. This new standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Cullinan adopted this standard on January 1, 2024 for 2024 annual reporting and interim periods beginning in 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions in this update will require companies to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update will also require companies to disclose, on an annual basis, the amount of income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit), and income tax expense (or benefit) from continuing operations, disaggregated by federal, state, and foreign jurisdictions. This new standard will be effective beginning for fiscal years beginning after December 15, 2025, and early adoption is permitted. The Company expects that it will adopt this new standard on January 1, 2026. The Company is evaluating the impact this new standard will have on its consolidated financial statements and associated disclosures.

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at March 31, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$182,022	$14	$(128)	$181,908
Corporate notes	138,235	2	(180)	138,057
Asset-backed securities	38,857	—	(39)	38,818
Total short-term investments	359,114	16	(347)	358,783
Total investments	$359,114	$16	$(347)	$358,783

Cullinan recognized its investments by security type at December 31, 2023 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$208,289	$221	$(16)	$208,494
Corporate notes	99,359	27	(275)	99,111
Asset-backed securities	61,114	3	(89)	61,028
Total short-term investments	368,762	251	(380)	368,633
Total investments	$368,762	$251	$(380)	$368,633

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$181,908	$—	$181,908
Corporate notes	—	138,057	—	138,057
Asset-backed securities	—	38,818	—	38,818
Total short-term investments	—	358,783	—	358,783
Total investments	$—	$358,783	$—	$358,783

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

As of March 31, 2024 and December 31, 2023, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Contracted research and development expenses	$8,879	$8,434
Due to Taiho under collaboration agreement, net	4,033	7,869
Employee compensation	2,458	6,987
Other current liabilities	1,519	914
Total accrued expenses and other current liabilities	$16,889	$24,204

(5)
License and Collaboration Agreements

Harbour License Agreement

In February 2023, the Company and Harbour BioMed US Inc. (“Harbour”) entered into a license and collaboration agreement (the “Harbour License Agreement”), pursuant to which Harbour granted to Cullinan an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S.

Under the terms of the Harbour License Agreement, Cullinan paid Harbour an upfront license fee of $25.0 million at signing. Harbour is eligible to receive up to $148.0 million in milestone payments based on the achievement of pre-specified development and regulatory milestones. Harbour is also eligible to receive up to an additional $415.0 million in sales-based milestones as well as tiered royalties up to the high teens on a licensed product-by-licensed product basis, as a percentage of U.S. commercial sales. In addition, under the Harbour License Agreement, Harbour granted Cullinan certain intellectual property rights to enable the Company to perform its obligations and exercise its rights under the Harbour License Agreement. As of March 31, 2024, no milestones have been achieved under the Harbour License Agreement.

Unless earlier terminated, the Harbour License Agreement will continue in effect until the expiration of Cullinan’s royalty obligations. The Harbour License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency.

Cullinan may terminate the Harbour License Agreement for convenience by providing 90 days written notice to Harbour. In the Harbour License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type. Cullinan evaluated the Harbour License Agreement and determined that the exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore the upfront license fee of $25.0 million was recorded within research and development expenses for the three months ended March 31, 2023.

Co-Development Agreement with Taiho

Cullinan has a co-development agreement with an affiliate of Taiho, pursuant to which the Company is collaborating to develop zipalertinib and has the option to co-commercialize zipalertinib in the U.S. Development costs for zipalertinib are shared equally between Taiho and the Company with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses. For the three months ended March 31, 2024 and 2023, the Company recorded research and development expense of $6.0 million and $4.7 million, respectively, related to its share of costs incurred by Taiho. Cullinan incurred $1.9 million and $1.0 million of costs that were reimbursable by Taiho in the three months ended March 31, 2024 and 2023, respectively, which were recorded as a reduction to research and development expenses. The net amounts of $4.0 million and $7.9 million due to Taiho were recorded within accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023, respectively.

Other License and Collaboration Agreements

During the three months ended March 31, 2024, Cullinan recorded less than $0.1 million in research and development expenses relating to its other license and collaboration agreements.

During the three months ended March 31, 2023, Cullinan recorded $0.2 million relating to the license agreement with the Massachusetts Institute of Technology for CLN-617 within research and development expenses.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through March 31, 2024.

At-the-Market Equity Offering Program

In May 2023, Cullinan entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the “ATM") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the three months ended March 31, 2024. Through March 31, 2024, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of March 31, 2024, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

Preferred Stock

In January 2023, the Company entered into an exchange agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP, and MSI BVF SPV, LLC (the “Stockholders”), pursuant to which the Stockholders exchanged 6.5 million shares of Cullinan’s common stock for 0.6 million shares of newly designated Series A convertible preferred stock, a “toothless” preferred stock, par value $0.0001 per share.

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

The following table shows the Company’s ownership interest as of March 31, 2024 and December 31, 2023, respectively, in its development subsidiaries and their product candidates:

	Ownership as of
Development Subsidiary (Product Candidate)	March 31, 2024	December 31, 2023
Cullinan MICA Corp. (CLN-619)	95%	95%
Cullinan Florentine Corp. (CLN-049)	96%	96%
Cullinan Amber Corp. (CLN-617)	94%	94%

(8)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$5,092	$4,205
Research and development	3,135	3,054
Total equity-based compensation	$8,227	$7,259

(9)
Related Party Transactions

Royalty Transfer Agreements

The Company's CLN-619, CLN-049, and CLN-617 development subsidiaries are each party to royalty transfer agreements with two charitable foundations that are affiliated with an investor which beneficially owns more than five percent of the Company's common stock. Under these royalty transfer agreements, the charitable foundations are collectively entitled to receive a low single digit royalty percentage of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. Cullinan has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company concluded that these instruments had no value at the inception of the agreements.

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of March 31, 2024. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of March 31, 2024 and December 31, 2023.

(10)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 and December 31, 2023.

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

(11)
Leases

The Company has an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and goes through June 2024. Cullinan has an additional operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and goes through July 2026. Lease expense consisted of operating lease costs of $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes supplemental cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$510	$416

The following table summarizes the Company’s future minimum lease payments as of March 31, 2024 (in thousands):

March 31, 2024
Remainder of 2024	$1,228
2025	1,461
2026	871
Total future minimum lease payments	3,560
Less: imputed interest	(391)
Total lease liabilities at present value	$3,169

The following table summarizes the weighted-average remaining lease term and discount rate as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	2.2	2.4
Weighted-average discount rate	10.9%	10.9%

As Cullinan’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. Cullinan’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

(12)
Net Loss per Share Attributable to Common Stockholders of Cullinan

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders of Cullinan for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders of Cullinan	$(37,148)	$(57,962)
Denominator:
Weighted-average common stock outstanding — basic and diluted	43,011	40,682
Net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	$(0.86)	$(1.42)

Cullinan used the treasury stock method for equity awards and the if-converted method for preferred stock to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the three months ended March 31, 2024 and 2023 because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	10,155	8,835
Restricted stock awards and units	520	408
Employee stock purchase plan	4	—
Preferred stock	6,475	5,108
Total	17,154	14,351

(13)
Subsequent Events

2024 Private Placement

In April 2024, Cullinan completed the 2024 Private Placement in which Cullinan issued approximately 14.4 million shares of its common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of its common stock. Cullinan received gross proceeds of $280.0 million from the 2024 Private Placement, before deducting offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2023 10-K for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company dedicated to creating new standards of care for patients. Our strategy is to identify high-impact targets, which we define as those that inhibit key drivers of disease or harness the immune system to eliminate diseased cells in both oncology and autoimmune diseases, and then select what we believe is the optimal therapeutic modality for those targets. We source innovation both internally and externally, focusing on product candidates with novel technology or differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for activity as a single agent as well as its ability to generate an immune response or to inhibit disease processes. Using this strategy, we have built a broad and deep pipeline of targeted oncology and autoimmune programs that includes six distinct clinical-stage product candidates.

•
CLN-619, our lead unpartnered oncology program, is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 is being investigated as both monotherapy and in combination with checkpoint inhibitor therapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. We intend to present initial data from the checkpoint inhibitor therapy combination dose escalation module of the clinical trial, as well as updated data from the monotherapy dose escalation module, in June 2024 at the American Society of Clinical Oncology Annual Meeting. Initial data from the disease specific expansion cohorts are anticipated in the first half of 2025. Separately, in February 2024, the United States (“U.S.”) Food and Drug Administration (“FDA”) cleared our Investigational New Drug (“IND”) application to evaluate CLN-619 in a Phase 1 clinical trial in relapsed/refractory multiple myeloma patients.
•
CLN-978 is a CD19xCD3 T cell engager ("TCE") with extended serum half-life that we are developing for autoimmune diseases. We discontinued enrollment in our Phase 1 clinical trial of CLN-978 in patients with relapsed/refractory B cell non-Hodgkin lymphoma (“B-NHL”) to focus ongoing development on autoimmune indications based on preclinical studies that demonstrated robust potency against target cells expressing low levels of CD19.

Academic and industry groups have generated clinical data and case series demonstrating that CD19 targeted CAR T cell therapy could lead to sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple autoimmune disease indications including systemic lupus erythematosus (“SLE”). Nonetheless, cell therapy has many limitations, including the need for lymphodepleting chemotherapy, which is associated with significant toxicities, an FDA-recognized risk of secondary malignancies, and extended manufacturing lead times. More recently, academic investigators have published data demonstrating the potential for a CD19xCD3 TCE to achieve similar outcomes in multiple autoimmune disease indications. Based on these emerging clinical data supporting the efficacy of CD19 directed therapy in multiple autoimmune diseases and our belief that CLN-978 may address the limitations of CAR T therapy, we are exploring the development of CLN-978 in a variety of autoimmune diseases and are committed to assessing its broad potential. We plan to submit an IND application to evaluate CLN-978 in patients with SLE as a first indication in the third quarter of 2024.

Clinical observations from three patients treated in a Phase 1 dose escalation trial of patients with relapsed/refractory B-NHL show that CLN-978 was clinically active at the initial starting dose of 30 micrograms administered subcutaneously once weekly. Two of the three patients experienced objective clinical benefit, including one patient who experienced a complete response. Grade 1 cytokine release syndrome occurred in two patients following the first dose of CLN-978 only, and no patients experienced immune effector cell-associated neurotoxicity syndrome. Other adverse events were mostly low-grade and/or mechanistically based (e.g., transient lymphopenia after the first dose only). Of the two patients with detectable B cells at baseline, both experienced rapid, deep, and sustained B cell depletion after administration of CLN-978. These data support that CLN-978 can not only deplete peripheral blood B cells but also demonstrate clinical activity in a tissue resident disease at a dose with a favorable safety profile.

•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. The FDA has granted Breakthrough Therapy designation to zipalertinib. In collaboration with our partners at Taiho, we are evaluating zipalertinib in the pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFRex20 non-small-cell lung cancer ("NSCLC") who progressed after prior systemic therapy, and in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients. We expect to complete enrollment in the pivotal Phase 2b portion of the REZILIENT1 clinical trial by year-end 2024. We will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.
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

In addition to the product candidates described above, we are developing several preclinical oncology programs, all in the discovery stage, including our collaboration with Icahn School of Medicine at Mount Sinai for the development of novel hematopoietic progenitor kinase 1 degraders.

When we were a private company, we established development subsidiaries when we acquired or licensed exclusive worldwide rights to intellectual property, including for CLN-619, CLN-049, and CLN-617. The structure of our financing arrangements with each development subsidiary enables us to increase our economic ownership when we provide additional capital. We have not established development subsidiaries for our other current product candidates and programs. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. We hold worldwide intellectual property rights for CLN-978 and U.S. intellectual property rights for CLN-418, and we hold worldwide intellectual property rights or exclusive options for worldwide intellectual property for our earlier-stage programs. The following table shows our ownership interest as of March 31, 2024 in our development subsidiaries and their product candidates:

Development Subsidiary (Product Candidate)	Ownership as of March 31, 2024
Cullinan MICA Corp. (CLN-619)	95%
Cullinan Florentine Corp. (CLN-049)	96%
Cullinan Amber Corp. (CLN-617)	94%

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2024, we have received net proceeds of $579.6 million from equity financings, inclusive of our net proceeds of $264.5 million from our initial public offering ("IPO"). We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our zipalertinib development subsidiary to Taiho. In April 2024, we sold shares of our common stock and pre-funded warrants for shares of our common stock in a private placement (the “2024 Private Placement”) for gross proceeds of $280.0 million, before deducting offering expenses. Refer to Note 13 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the 2024 Private Placement.

As of March 31, 2024, we had cash, cash equivalents, short-term investments, and interest receivable of $434.8 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of March 31, 2024, we had an accumulated deficit of $238.0 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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
•
costs related to contract manufacturing organizations that are primarily engaged to provide drug substance, raw materials, and drug product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table presents our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$30,646	$52,096
General and administrative	12,343	10,660
Total operating expenses	42,989	62,756
Loss from operations	(42,989)	(62,756)
Other income (expense):
Interest income	5,693	4,508
Other income (expense), net	(44)	107
Net loss	(37,340)	(58,141)
Net loss attributable to noncontrolling interests	(192)	(179)
Net loss attributable to common stockholders of Cullinan	$(37,148)	$(57,962)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
CLN-619	$5,677	$4,512
CLN-978	1,503	1,825
Zipalertinib	8,288	5,652
CLN-049	2,385	2,143
CLN-418	3,072	26,879
CLN-617	1,600	2,292
Clinical-stage product candidates	22,525	43,303
Early-stage research	1,338	1,527
Unallocated personnel and other	3,648	4,212
Equity-based compensation	3,135	3,054
Total research and development expenses	$30,646	$52,096

The $21.5 million decrease in research and development expenses in the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the one-time upfront in-licensing fee for CLN-418 in 2023 ($25.0 million) and decreased chemistry, manufacturing and controls ("CMC") costs ($1.8 million), partially offset by increased clinical costs ($5.2 million).

General and Administrative Expenses

The $1.7 million increase in general and administrative expenses in the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to increases in both personnel costs ($1.4 million) and equity-based compensation costs ($0.9 million) relating to increased headcount, partially offset by decreases in legal fees ($0.6 million).

Other Income

The $1.0 million increase in other income in the three months ended March 31, 2024 compared to the same period in 2023 was primarily related to higher investment income.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2024, we had cash, cash equivalents, short-term investments, and interest receivable of $434.8 million.

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable, will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

In May 2023, we entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the "ATM"), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the three months ended March 31, 2024. Through March 31, 2024, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of March 31, 2024, we had $85.6 million in shares of our common stock remaining under the ATM.

In April 2024, we completed the 2024 Private Placement in which we issued approximately 14.4 million shares of our common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of our common stock. We received gross proceeds of $280.0 million from the 2024 Private Placement, before deducting offering expenses.

Comparison of Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our sources and uses of cash for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(38,247)	$(50,997)
Net cash provided by investing activities	12,956	15,184
Net cash provided by financing activities	1,085	1,789
Net decrease in cash and cash equivalents	$(24,206)	$(34,024)

Cash Flow from Operating Activities

For the three months ended March 31, 2024, our operating activities used $38.2 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $34.7 million and a $9.8 million net change in our non-tax operating assets and liabilities, partially offset by an income tax refund of $3.9 million and interest income, excluding accretion on marketable securities, of $2.4 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

For the three months ended March 31, 2023, operating activities used $51.0 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $55.4 million, partially offset by interest income, excluding accretion on marketable equity securities, of $3.1 million and a benefit of $1.4 million from the net change in our non-tax operating assets and liabilities. The non-cash operating expenses primarily consisted of equity-based compensation expense.

Cash Flow from Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $13.0 million, which primarily consisted of $144.3 million of proceeds from the maturities of marketable securities, partially offset by $131.4 million of purchases of marketable securities.

For the three months ended March 31, 2023, net cash provided by investing activities was $15.2 million, which primarily consisted of proceeds of $104.5 million from the maturities of marketable securities, partially offset by $89.1 million used for the purchase of marketable securities.

Cash Flow from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $1.1 million in net proceeds from the issuance of common stock under equity-based compensation plans.

For the three months ended March 31, 2023, net cash provided by financing activities was $1.8 million, which primarily consisted of $1.8 million from the issuance of a convertible note by our CLN-619 development subsidiary to a noncontrolling interest.

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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, total future minimum lease payments were $3.6 million with $1.6 million payable within twelve months. See Note 11 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

In addition, we enter into agreements in the normal course of business with CROs for clinical trials and with other vendors for preclinical studies, manufacturing services, and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

Our critical accounting policies have not materially changed from those described in the 2023 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”), designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of March 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation carried out pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2023 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2023 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512), was declared effective by the Securities Exchange Commission (the "SEC") for our initial public offering ("IPO"). The aggregate net proceeds to us from our IPO, after underwriting discounts and offering expenses, were $264.5 million. As of March 31, 2024, we have used $212.3 million of the net proceeds from the IPO. We have invested the unused net proceeds from the IPO into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended March 31, 2024, one of our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of the Rule 10b5-1 trading plan below.

Jennifer Michaelson, Chief Scientific Officer

On January 5, 2024, Jennifer Michaelson, our Chief Scientific Officer, entered into a Rule 10b5-1 trading plan that provides that Dr. Michaelson, acting through a broker, may sell up to an aggregate of 212,000 shares of our common stock. Sales of shares under the plan will begin no earlier than the later of (a) April 5, 2024 (the 91st day after the plan’s adoption) or (b) the earlier of (x) the third business day after our Quarterly Report on Form 10-Q for our fiscal quarter ended March 31, 2024 is filed with the SEC or (y) May 5, 2024 (the 121st day after the plan’s adoption). The plan is scheduled to terminate on November 1, 2025, subject to earlier termination upon the sale of all shares subject to the plan, or upon termination by Dr. Michaelson or the broker, or as otherwise provided in the plan.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment, effective as of April 15, 2024.

3.2

Third Amended and Restated Bylaws of the Registrant, effective as of April 15, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 19, 2023).

10.1*#	Separation and Transition Agreement, effective as March 28, 2024, by and between the Registrant and Jeffrey Trigilio.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

# Indicates a management contract or compensatory plan, contract or arrangement.

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cullinan Therapeutics, Inc.

Date: May 15, 2024	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)