Form 10-Q
period 2024-06-30
Cullinan Therapeutics, Inc.
filed 2024-08-08
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2024 was 57,976,641.

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
•
our ability to submit, and obtain clearance of, any global regulatory submissions, including investigational new drug applications, on our expected timelines, or at all;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$115,021	$98,434
Short-term investments	547,474	368,633
Prepaid expenses and other current assets	15,304	13,124
Total current assets	677,799	480,191
Property and equipment, net	836	989
Operating lease right-of-use assets	2,121	2,543
Other assets	460	459
Total assets	$681,216	$484,182
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,555	$2,493
Accrued expenses and other current liabilities	20,706	24,204
Operating lease liabilities, current	1,215	1,440
Total current liabilities	23,476	28,137
Long-term liabilities:
Operating lease liabilities, net of current portion	1,519	2,150
Total liabilities	24,995	30,287
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 647,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 57,871,638 and 42,900,083 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	936,724	654,685
Accumulated other comprehensive loss	(476)	(129)
Accumulated deficit	(280,033)	(200,857)
Total Cullinan stockholders' equity	656,221	453,703
Noncontrolling interests	—	192
Total stockholders' equity	656,221	453,895
Total liabilities and stockholders' equity	$681,216	$484,182

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$36,259	$27,391	$66,905	$79,487
General and administrative	13,768	10,214	26,111	20,874
Total operating expenses	50,027	37,605	93,016	100,361
Loss from operations	(50,027)	(37,605)	(93,016)	(100,361)
Other income (expense):
Interest income	8,071	5,322	13,764	9,830
Other income (expense), net	(72)	69	(116)	176
Net loss	(42,028)	(32,214)	(79,368)	(90,355)
Net loss attributable to noncontrolling interests	—	—	(192)	(179)
Net loss attributable to common stockholders of Cullinan	$(42,028)	$(32,214)	$(79,176)	$(90,176)

Comprehensive income (loss):
Net loss	$(42,028)	$(32,214)	$(79,368)	$(90,355)
Unrealized gain (loss) on investments	(145)	(383)	(347)	976
Comprehensive loss	(42,173)	(32,597)	(79,715)	(89,379)
Comprehensive loss attributable to noncontrolling interests	—	—	(192)	(179)
Comprehensive loss attributable to Cullinan	$(42,173)	$(32,597)	$(79,523)	$(89,200)

Net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	$(0.75)	$(0.82)	$(1.61)	$(2.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	55,052	39,952	49,031	40,315

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
Balances at December 31, 2023	647,500	$—	42,900,083	$4	$654,685	$(129)	$(200,857)	$192	$453,895
Net issuance of common stock under equity-based compensation plans	—	—	165,562	—	1,085	—	—	—	1,085
Equity-based compensation	—	—	—	—	8,227	—	—	—	8,227
Unrealized loss on investments	—	—	—	—	—	(202)	—	—	(202)
Net loss	—	—	—	—	—	—	(37,148)	(192)	(37,340)
Balances at March 31, 2024	647,500	$—	43,065,645	$4	$663,997	$(331)	$(238,005)	$—	$425,665
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	14,421,070	1	262,651	—	—	—	262,652
Net issuance of common stock under equity-based compensation plans	—	—	384,923	1	3,335	—	—	—	3,336
Equity-based compensation	—	—	—	—	10,533	—	—	—	10,533
Acquisition of noncontrolling interests	—	—	—	—	(3,792)	—	—	—	(3,792)
Unrealized loss on investments	—	—	—	—	—	(145)	—	—	(145)
Net loss	—	—	—	—	—	—	(42,028)	—	(42,028)
Balances at June 30, 2024	647,500	$—	57,871,638	$6	$936,724	$(476)	$(280,033)	$—	$656,221

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

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(79,368)	$(90,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	18,760	15,179
Accretion on marketable securities	(7,031)	(3,516)
Depreciation and amortization	153	153
Non-cash contributions from noncontrolling interests	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,181)	1,161
Accounts payable	(938)	(169)
Accrued expenses and other current liabilities	(3,933)	(178)
Income tax payable	—	(4,282)
Net cash used in operating activities	(74,538)	(82,003)
Investing activities:
Purchase of marketable securities	(456,298)	(170,592)
Maturities of marketable securities	284,142	198,094
Purchase of property and equipment	—	(208)
Net cash provided by (used in) investing activities	(172,156)	27,294
Financing activities:
Issuance of common stock and pre-funded warrants, net of issuance costs	262,652	38,388
Net issuance of common stock under equity-based compensation plans	4,421	178
Acquisition of noncontrolling interests	(3,792)	—
Issuance of convertible notes	—	1,825
Net cash provided by financing activities	263,281	40,391
Net increase (decrease) in cash and cash equivalents	16,587	(14,318)
Cash and cash equivalents at beginning of period	98,434	156,152
Cash and cash equivalents at end of period	$115,021	$141,834
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash paid (refunded) for income taxes	$(2,274)	$4,708
Conversion of convertible note into noncontrolling interest	$—	$175

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, short-term investments, and interest receivable of $664.9 million as of June 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements. In April 2024, Cullinan sold shares of its common stock and pre-funded warrants for shares of its common stock in a private placement (the “2024 Private Placement”) for net proceeds of $262.7 million, after deducting offering costs of $17.3 million. Refer to Note 6 for additional detail regarding the 2024 Private Placement.

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

Recently Issued Accounting Pronouncements

Cullinan currently qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act, which allows the Company to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period for new or revised accounting standards during the period in which it remains an EGC; however, Cullinan may adopt certain new or revised accounting standards early. Based on the market value of the Company's common stock held by non-affiliates as of June 30, 2024, the Company will cease to be an EGC as of December 31, 2024. As a result, beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2024, the Company will not be able to rely on the extended transition period noted above and will be required to adopt all new accounting pronouncements within the same time periods as other public companies that are not EGCs.

In December 2023, the FASB issued an accounting standards update to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions in this update will require companies to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update will also require companies to disclose, on an annual basis, the amount of income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit), and income tax expense (or benefit) from continuing operations, disaggregated by federal, state, and foreign jurisdictions. This new standard will be effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company expects that it will adopt this new standard on January 1, 2025. The Company is evaluating the impact this new standard will have on its consolidated financial statements and associated disclosures.

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at June 30, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$288,215	$4	$(140)	$288,079
Corporate notes	234,954	9	(351)	234,612
Asset-backed securities	24,781	2	—	24,783
Total short-term investments	547,950	15	(491)	547,474
Total investments	$547,950	$15	$(491)	$547,474

Cullinan recognized its investments by security type at December 31, 2023 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$208,289	$221	$(16)	$208,494
Corporate notes	99,359	27	(275)	99,111
Asset-backed securities	61,114	3	(89)	61,028
Total short-term investments	368,762	251	(380)	368,633
Total investments	$368,762	$251	$(380)	$368,633

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$288,079	$—	$288,079
Corporate notes	—	234,612	—	234,612
Asset-backed securities	—	24,783	—	24,783
Total short-term investments	—	547,474	—	547,474
Total investments	$—	$547,474	$—	$547,474

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

As of June 30, 2024 and December 31, 2023, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Contracted research and development expenses	$12,021	$8,434
Due to Taiho under collaboration agreement, net	2,359	7,869
Employee compensation	4,106	6,987
Other current liabilities	2,220	914
Total accrued expenses and other current liabilities	$20,706	$24,204

(5)
License and Collaboration Agreements

Harbour License Agreement

In February 2023, the Company and Harbour BioMed US Inc. (“Harbour”) entered into a license and collaboration agreement (the “Harbour License Agreement”), pursuant to which Harbour granted to Cullinan an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S.

Under the terms of the Harbour License Agreement, Cullinan paid Harbour an upfront license fee of $25.0 million at signing. Harbour is eligible to receive up to $148.0 million in milestone payments based on the achievement of pre-specified development and regulatory milestones. Harbour is also eligible to receive up to an additional $415.0 million in sales-based milestones as well as tiered royalties up to the high teens on a licensed product-by-licensed product basis, as a percentage of U.S. commercial sales. In addition, under the Harbour License Agreement, Harbour granted Cullinan certain intellectual property rights to enable the Company to perform its obligations and exercise its rights under the Harbour License Agreement. Cullinan evaluated the Harbour License Agreement and determined that the exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S. represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $25.0 million was recorded within research and development expenses for the six months ended June 30, 2023. As of June 30, 2024, no milestones have been achieved under the Harbour License Agreement.

Unless earlier terminated, the Harbour License Agreement will continue in effect until the expiration of Cullinan’s royalty obligations. The Harbour License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency.

Cullinan may terminate the Harbour License Agreement for convenience by providing 90 days written notice to Harbour. In the Harbour License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type. Refer to Note 12 for additional details regarding the Harbour License Agreement.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses. For the three and six months ended June 30, 2024, the Company recorded research and development expense of $5.2 million and $11.2 million, respectively, related to its share of costs incurred by Taiho. Cullinan incurred $2.8 million and $4.7 million of costs that were reimbursable by Taiho during the three and six months ended June 30, 2024, respectively, which were recorded as a reduction to research and development expenses. For the three and six months ended June 30, 2023, the Company recorded research and development expense of $5.5 million and $10.2 million, respectively, related to its share of costs incurred by Taiho. Cullinan incurred $2.1 million and $3.1 million of costs that were reimbursable by Taiho during the three and six months ended June 30, 2023, respectively, which were recorded as a reduction to research and development expenses. The net amounts of $2.4 million and $7.9 million due to Taiho were recorded within accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023, respectively.

Other License and Collaboration Agreements

During the three and six months ended June 30, 2024, no milestones were achieved under the Company’s other license and collaboration agreements.

During the three months ended June 30, 2023, no milestones were achieved under the Company’s other license and collaboration agreements. During the six months ended June 30, 2023, Cullinan recorded $0.2 million in research and development expenses for milestones achieved under its other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through June 30, 2024.

2024 Private Placement

In April 2024, Cullinan completed the 2024 Private Placement in which Cullinan issued approximately 14.4 million shares of its common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of its common stock. Cullinan received net proceeds of $262.7 million from the 2024 Private Placement, after deducting offering costs of $17.3 million. Refer to the discussion under the heading “Warrants” below for further detail regarding the pre-funded warrants.

At-the-Market Equity Offering Program

In May 2023, Cullinan entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the “ATM") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the six months ended June 30, 2024. Through June 30, 2024, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of June 30, 2024, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

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

The Company determined that the preferred stock should be classified as permanent equity.

Noncontrolling Interests

Certain of the Company's clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. These development subsidiaries have issued common stock and preferred stock to the Company and to third parties. The holders of subsidiary common stock and preferred stock are generally entitled to one vote per share. The holders of subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of preferred stock of the respective subsidiary. The following table shows the Company’s ownership interest as of June 30, 2024 and December 31, 2023, respectively, in product candidates in which the Company has a controlling interest:

	Ownership Interest as of
Product Candidate	June 30, 2024	December 31, 2023
CLN-619	99%	95%
CLN-049	97%	96%
CLN-617	94%	94%

In April 2024, Cullinan paid $3.8 million to acquire shares of its CLN-619 development subsidiary that were held by noncontrolling interests.

Warrants

As of June 30, 2024, the Company had potentially issuable shares of common stock related to unexercised pre-funded warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $0.001 per share. The pre-funded warrants may be exercised at the option of the holder at any time, subject to certain limitations. The exercise price and the number of shares are subject to adjustment for certain dividend payments and upon reclassification, exchange, combination or substitution of the shares of common stock. The pre-funded warrants expire in April 2054 if they have not been exercised by that time.

Cullinan determined that the pre-funded warrants should be equity-classified. The Company also determined that the pre-funded warrants should be included in the weighted-average shares used in computing basic net loss per share attributable to common stockholders of Cullinan.

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$6,679	$4,671	$11,771	$8,876
Research and development	3,854	3,249	6,989	6,303
Total equity-based compensation	$10,533	$7,920	$18,760	$15,179

(8)
Royalty Transfer Agreements

The Company's CLN-619, CLN-049, and CLN-617 development subsidiaries are each party to royalty transfer agreements with two charitable foundations. Under these royalty transfer agreements, the charitable foundations are collectively entitled to receive a low single digit royalty percentage of all global net sales of any products developed by the applicable subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. Cullinan has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company concluded that these instruments had no value at the inception of the agreements.

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of June 30, 2024. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of June 30, 2024 and December 31, 2023.

(9)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 and December 31, 2023.

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

(10)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and goes through July 2026. The Company also had an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and expired in June 2024. Lease expense consisted of operating lease costs of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. Lease expense consisted of operating lease costs of $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively.

The following table summarizes supplemental cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,024	$875

The following table summarizes the Company’s future minimum lease payments as of June 30, 2024 (in thousands):

June 30, 2024
Remainder of 2024	$714
2025	1,461
2026	871
Total future minimum lease payments	3,046
Less: imputed interest	(312)
Total lease liabilities at present value	$2,734

The following table summarizes the weighted-average remaining lease term and discount rate as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	2.1	2.4
Weighted-average discount rate	11.0%	10.9%

As Cullinan’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. Cullinan’s incremental borrowing rate was based on the term of the lease, the economic environment and reflects the rate the Company would have had to pay to borrow on a secured basis.

(11)
Net Loss per Share Attributable to Common Stockholders of Cullinan

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders of Cullinan for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders of Cullinan	$(42,028)	$(32,214)	$(79,176)	$(90,176)
Denominator:
Weighted-average common stock outstanding — basic and diluted	55,052	39,952	49,031	40,315
Net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	$(0.75)	$(0.82)	$(1.61)	$(2.24)

Cullinan used the treasury stock method for equity awards and the if-converted method for preferred stock to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the six months ended June 30, 2024 and 2023 because their effect would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2024	2023
Stock options	8,289	9,185
Preferred stock	6,475	5,795
Restricted stock awards and units	301	156
Employee stock purchase plan	7	—
Total	15,072	15,136

(12)
Subsequent Events

In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the Harbour License Agreement, effective November 2024. In connection with the termination, the Company will discontinue development of CLN-418 and return development and commercial rights for CLN-418 to Harbour. Refer to Note 5 for additional detail regarding the Harbour License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2023 10-K and "Part II. Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company dedicated to creating new standards of care for patients. Our strategy is to identify high-impact targets, which we define as those that inhibit key drivers of disease or harness the immune system to eliminate diseased cells in both autoimmune diseases and cancer, and then select what we believe is the optimal therapeutic modality for those targets. We source innovation both internally and externally, focusing on product candidates with novel technology or differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for activity as a single agent as well as its ability to generate an immune response or to inhibit disease processes. Using this strategy, we have built a broad and deep pipeline of targeted immunology and oncology programs that includes multiple distinct clinical-stage product candidates.

Immunology

•
CLN-978 is a CD19xCD3 T cell engager ("TCE") that we are developing for autoimmune diseases. Academic and industry groups have generated clinical data and case series demonstrating that CD19 targeted CAR T cell therapy could lead to sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple autoimmune disease indications including systemic lupus erythematosus (“SLE”). Nonetheless, cell therapy has many limitations, including the need for lymphodepleting chemotherapy, which is associated with significant toxicities, a United States Food and Drug Administration ("FDA")-recognized risk of secondary malignancies, and extended manufacturing lead times. More recently, academic investigators have published data demonstrating the potential for a CD19xCD3 TCE to achieve similar outcomes in multiple autoimmune disease indications. Based on these emerging clinical data supporting the efficacy of CD19 directed therapy in multiple autoimmune diseases and our belief that CLN-978 may address many of the limitations of CAR T therapy, we are exploring the development of CLN-978 in a variety of autoimmune diseases and are committed to assessing its broad potential. We plan to submit an investigational new drug ("IND") application to evaluate CLN-978 in patients with SLE as a first indication in the third quarter of 2024. In addition, we plan to initiate a clinical trial to evaluate CLN-978 in patients with rheumatoid arthritis in collaboration with the Friedrich-Alexander University of Erlangen-Nuremberg and Università Cattolica del Sacro Cuore, Rome.

Clinical observations from three patients treated in a Phase 1 dose escalation trial of patients with relapsed/refractory B-NHL showed that CLN-978 was clinically active at the initial starting dose of 30 micrograms administered subcutaneously once weekly. Two of the three patients experienced objective clinical benefit, including one patient who experienced a complete response. Grade 1 cytokine release syndrome occurred in two patients following the first dose of CLN-978 only, and no patients experienced immune effector cell-associated neurotoxicity syndrome. Other adverse events were mostly low-grade and/or mechanistically based (e.g., transient lymphopenia after the first dose only). Of the two patients with detectable B cells at baseline, both experienced rapid, deep, and sustained B cell depletion after administration of CLN-978. These data support that CLN-978 can not only deplete peripheral blood B cells but also demonstrate clinical activity in a tissue resident disease at a dose with a favorable safety profile.

Oncology

•
CLN-619, our lead unpartnered oncology program, is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 is being investigated as both monotherapy and in combination with checkpoint inhibitor (“CPI”) therapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors.

In June 2024, we presented the first clinical data from the CPI therapy combination dose escalation module of the clinical trial, as well as updated data from the monotherapy dose escalation module, at the American Society of Clinical Oncology Annual Meeting. The preliminary clinical data from CLN-619 in combination with the CPI pembrolizumab demonstrated objective tumor responses across multiple tumor types. Three partial responses were observed in patients with tumor types typically unresponsive to CPI treatment, including patients with non-small cell lung cancer ("NSCLC") with oncogenic mutations. The preliminary clinical data for CLN-619 as a monotherapy demonstrated objective tumor responses and extended stable disease across multiple tumor types. We observed one complete response, two partial responses and nine stable disease for at least 18 weeks resulting in a clinical benefit rate of 41.4%. The initial clinical data indicates CLN-619 has an acceptable safety profile across all doses assessed in the monotherapy dose escalation and in combination with pembrolizumab. No dose-limiting toxicities were observed. Consistent with other monoclonal antibodies, infusion-related reactions were limited to the first dose and were all Grade 1 or Grade 2 in patients receiving mandated pre-medication.

The Phase 1 clinical trial continues to enroll expansion cohorts in cervical cancer (monotherapy), endometrial cancers (monotherapy and combination), NSCLC (monotherapy and combination), and ovarian cancer (combination). Additional expansion cohorts may be initiated based on clinical activity observed in the current clinical trial. Data from the disease specific expansion cohorts for endometrial and cervical cancers are anticipated in the first half of 2025. Separately, in February 2024, the FDA cleared our IND application to evaluate CLN-619 in a Phase 1 clinical trial in relapsed/refractory multiple myeloma patients.

•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. We will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. The FDA has granted Breakthrough Therapy designation to zipalertinib. In collaboration with our partners at Taiho, we are evaluating zipalertinib in the pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFRex20 NSCLC who progressed after prior systemic therapy, and in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients. We expect to complete enrollment in the pivotal Phase 2b portion of the REZILIENT1 clinical trial by year-end 2024.

In June 2024, we announced initial clinical data from the pivotal Phase 2b portion of our REZILIENT1 clinical trial of zipalertinib in patients with NSCLC harboring EGFRex20 insertion mutations who received zipalertinib after prior treatment with amivantamab. As of a January 12, 2024 data cut-off, 31 patients had been enrolled. Patients had received a median of three prior systemic anti-cancer regimens, including prior platinum-based chemotherapy, prior anti-PD1/L1 therapy, and prior EGFR tyrosine kinase inhibitor therapy. At the data cut-off, 18 patients were evaluable for response and showed similar anti-tumor activity compared with those post prior chemotherapy in the previously reported Phase 1/2a part of the clinical trial. Zipalertinib demonstrated a manageable safety profile, similar to what has been previously reported. There were no grade 4 or grade 5 treatment-related adverse events. We intend to present additional data from the pivotal Phase 2b portion of our REZILIENT1 clinical trial in an oral abstract at the European Society for Medical Oncology in September 2024.

•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome ("MDS"). We have also initiated a second Phase 1 clinical trial designed to evaluate the safety of CLN-049 in minimal residual disease (“MRD”)-positive AML. Following a review of data from the Phase 1 clinical trial of CLN-049, we reported that in the ongoing Phase 1 clinical trial of CLN-049 in patients with relapsed/refractory AML and MDS, dose-limiting injection site reactions were observed during dose escalation with subcutaneous administration. Based on these findings, together with observations of preliminary clinical activity, dose escalation is now continuing in the study with intravenous administration.
•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12") with tumor retention domains for the treatment of solid tumors. Patient enrollment continues in the ongoing CLN-617 first-in human Phase 1 clinical trial in patients with advanced solid tumors.
•
CLN-418 is a B7H4x4-1BB fully human bispecific immune activator designed to achieve conditional activation of 4-1BB by targeting B7H4, a tumor-associated antigen that is highly expressed across multiple cancers with minimal expression on normal tissues. In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, we notified Harbour BioMed US Inc. (“Harbour”) of our decision to terminate the license and collaboration agreement for CLN-418 (the “Harbour License Agreement”), effective November 2024. In connection with the termination of the Harbour License Agreement, we will discontinue development of CLN-418 and return development and commercial rights for CLN-418 to Harbour and focus our resources on our other product candidates. Refer to Note 5 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the Harbour License Agreement.

In addition to the product candidates described above, we are developing several preclinical programs, all in the discovery stage, including our collaboration with Icahn School of Medicine at Mount Sinai for the development of novel hematopoietic progenitor kinase 1 degraders.

We have a controlling interest in the worldwide intellectual property rights for CLN-619, CLN-049, and CLN-617. We hold the worldwide intellectual property rights for CLN-978 and the U.S. intellectual property rights for CLN-418, and we hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our earlier-stage programs. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. The following table shows our ownership interest as of June 30, 2024 in product candidates in which we have a controlling interest in the worldwide intellectual property rights:

Product Candidate	Ownership Interest as of June 30, 2024
CLN-619	99%
CLN-049	97%
CLN-617	94%

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2024, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our zipalertinib development subsidiary to Taiho. In April 2024, we sold shares of our common stock and pre-funded warrants for shares of our common stock in a private placement (the “2024 Private Placement”) for net proceeds of $262.7 million, after deducting offering expenses of $17.3 million. Refer to Note 6 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the 2024 Private Placement.

As of June 30, 2024, we had cash, cash equivalents, short-term investments, and interest receivable of $664.9 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of June 30, 2024, we had an accumulated deficit of $280.0 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table presents our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$36,259	$27,391	$66,905	$79,487
General and administrative	13,768	10,214	26,111	20,874
Total operating expenses	50,027	37,605	93,016	100,361
Loss from operations	(50,027)	(37,605)	(93,016)	(100,361)
Other income (expense):
Interest income	8,071	5,322	13,764	9,830
Other income (expense), net	(72)	69	(116)	176
Net loss	(42,028)	(32,214)	(79,368)	(90,355)
Net loss attributable to noncontrolling interests	—	—	(192)	(179)
Net loss attributable to common stockholders of Cullinan	$(42,028)	$(32,214)	$(79,176)	$(90,176)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
CLN-978	$4,458	$(182)	$5,961	$1,643
CLN-619	9,005	5,991	14,682	10,503
Zipalertinib	7,226	7,760	15,514	13,412
CLN-049	2,529	2,650	4,914	4,793
CLN-617	1,444	1,753	3,044	4,045
CLN-418	2,037	1,091	5,109	27,970
Clinical-stage product candidates	26,699	19,063	49,224	62,366
Early-stage research	1,431	1,024	2,769	2,551
Unallocated personnel and other	4,275	4,055	7,923	8,267
Equity-based compensation	3,854	3,249	6,989	6,303
Total research and development expenses	$36,259	$27,391	$66,905	$79,487

The $8.9 million increase in research and development expenses in the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in clinical costs ($2.3 million), chemistry, manufacturing and controls ("CMC") costs ($2.2 million), preclinical costs ($2.2 million), personnel costs relating to additional headcount ($1.5 million), and equity-based compensation costs ($0.6 million).

The $12.6 million decrease in research and development expenses in the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the one-time upfront in-licensing fee for CLN-418 in 2023 ($25.0 million), partially offset by increases in clinical costs ($7.5 million), preclinical costs ($2.3 million), personnel costs relating to additional headcount ($2.3 million), and equity-based compensation costs ($0.7 million).

General and Administrative Expenses

The $3.6 million increase in general and administrative expenses in the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in both equity-based compensation costs ($2.0 million) and personnel costs ($1.5 million) relating to additional headcount.

The $5.2 million increase in general and administrative expenses in the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in both personnel costs ($2.9 million) and equity-based compensation costs ($2.9 million) relating to additional headcount.

Other Income

The $2.6 million and $3.6 million increases in other income for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 were primarily related to higher investment income.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2024, we had cash, cash equivalents, short-term investments, and interest receivable of $664.9 million.

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

In May 2023, we entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the "ATM"), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the six months ended June 30, 2024. Through June 30, 2024, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of June 30, 2024, we had $85.6 million in shares of our common stock remaining under the ATM.

In April 2024, we completed the 2024 Private Placement in which we issued approximately 14.4 million shares of our common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of our common stock. We received net proceeds of $262.7 million from the 2024 Private Placement, after deducting offering costs of $17.3 million. Refer to Note 6 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the 2024 Private Placement.

Comparison of Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our sources and uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(74,538)	$(82,003)
Net cash provided by (used in) investing activities	(172,156)	27,294
Net cash provided by financing activities	263,281	40,391
Net decrease in cash and cash equivalents	$16,587	$(14,318)

Cash Flow from Operating Activities

For the six months ended June 30, 2024, our operating activities used $74.5 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $74.1 million and a $9.3 million net change in our non-tax operating assets and liabilities, partially offset by interest income, excluding accretion on marketable securities, of $6.7 million, and a net income tax refund of $2.3 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

For the six months ended June 30, 2023, operating activities used $82.0 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $85.0 million and income taxes paid of $4.7 million, partially offset by interest income, excluding accretion on marketable securities, of $6.3 million and a $1.2 million benefit from the net change in our non-tax operating assets and liabilities. The non-cash operating expenses primarily consisted of equity-based compensation expense.

Cash Flow from Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $172.2 million, which primarily consisted of $456.3 million of purchases of marketable securities, partially offset by $284.1 million of proceeds from the maturities of marketable securities.

For the six months ended June 30, 2023, net cash provided by investing activities was $27.3 million, which primarily consisted of proceeds of $198.1 million from the maturities of marketable securities, partially offset by $170.6 million used for the purchase of marketable securities.

Cash Flow from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $263.3 million, which primarily consisted of $262.7 million of net proceeds from the issuance of common stock under our 2024 Private Placement and $4.4 million in net proceeds from the issuance of common stock under equity-based compensation plans, partially offset by $3.8 million paid to acquire shares of our CLN-619 development subsidiary that were held by noncontrolling interests.

For the six months ended June 30, 2023, net cash provided by financing activities was $40.4 million, which primarily consisted of $38.4 million of net proceeds from the issuance of common stock under our ATM, and $1.8 million from the issuance of a convertible note by our CLN-619 development subsidiary to a noncontrolling interest.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, total future minimum lease payments were $3.0 million with $1.4 million payable within twelve months. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Emerging Growth Company Status

We currently qualify as an "emerging growth company" ("EGC") under the Jumpstart Our Business Startups Act which allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an EGC; however, we may adopt certain new or revised accounting standards early.

Because (i) the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024, (ii) we have been a public company for more than one year, and (iii) we have filed at least one annual report, we will cease to be an EGC as of December 31, 2024. As a result, beginning with our Annual Report on Form 10-K for the year ended December 31, 2024, we will not be able to rely on the extended transition period noted above and will be required to adopt all new accounting pronouncements within the same time periods as other public companies that are not EGCs. We will also be subject to certain other requirements that apply to other public companies but did not previously apply to us due to our status as an EGC, including the provisions of Section 404 of the Sarbanes-Oxley Act, which require that our independent registered public accounting firm provides an attestation report on the effectiveness of our internal control over financial reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of June 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation carried out pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2023 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2023 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2023 10-K except as follows:

We will no longer qualify as an “emerging growth company” nor a “smaller reporting company” after December 31, 2024, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act and a “smaller reporting company” (“SRC”) under the Securities and Exchange Commission (“SEC”) rules. However, because (i) the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024, (ii) we have been a public company for more than one year, and (iii) we have filed at least one annual report, we will no longer qualify as an EGC or a SRC as of December 31, 2024 and will be a large accelerated filer beginning January 1, 2025 for future filings.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC and a SRC. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•
the requirement that we provide more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of EGC and SRC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512), was declared effective by the Securities and Exchange Commission (the "SEC") for our initial public offering ("IPO"). The aggregate net proceeds to us from our IPO, after underwriting discounts and offering expenses, were $264.5 million. As of June 30, 2024, we have used $256.0 million of the net proceeds from the IPO. We have invested the unused net proceeds from the IPO into money market funds and marketable securities. Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our IPO as described in our final prospectus dated January 7, 2021 and filed with the SEC on January 11, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Termination of Material Agreement

On August 5, 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour BioMed US Inc. (“Harbour”) of its decision to terminate the License and Collaboration Agreement (the “License Agreement”) effective on November 3, 2024. Pursuant to the License Agreement, Harbour had granted the Company an exclusive license for the development, manufacturing and commercialization of CLN-418 in the United States. In connection with the termination of the License Agreement, Cullinan will discontinue development of CLN-418 and return development and commercial rights for CLN-418 to Harbour and focus the Company's resources on its other product candidates.

Appointment of Director

On August 2, 2024, the Board of Directors (the “Board”) of the Company appointed Mary Thistle as a Class II director, effective August 8, 2024. Ms. Thistle has also been appointed to the Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”).

Ms. Thistle, age 64, previously served as Special Advisor to the Bill & Melinda Gates Medical Research Institute (the “Medical Research Institute”), a non-profit biotech organization, from the fall of 2020 to June 2022, and previously served as the organization’s Chief of Staff from January 2018 to the fall of 2020. Prior to the Medical Research Institute, she held senior leadership positions at Dimension Therapeutics, Inc. (“Dimension Therapeutics”), a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Ms. Thistle held various leadership positions at Cubist Pharmaceuticals, Inc. (“Cubist Pharmaceuticals”), a biopharmaceutical company, including Senior Vice President, Business Development from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Prior to Cubist Pharmaceuticals, she held various positions at ViaCell, Inc. and PerkinElmer Inc. Ms. Thistle has served on the board of directors of Q32 Bio Inc. (formerly known as Homology Medicines, Inc.) since March 2018, Entrada Therapeutics, Inc. since May 2021 and Vigil Neuroscience, Inc. since April 2022, as well as on the boards of multiple private companies. Ms. Thistle also previously served on the board of directors of Alaunos Therapeutics, Inc. (formerly known as Ziopharm Oncology, Inc.) from November 2020 to December 2023. Ms. Thistle holds a B.S. in Business and Accounting from the University of Massachusetts, Boston and is a former Certified Public Accountant. We believe Ms. Thistle is qualified to serve as a member of our board of directors due to her finance and business development background and industry experience.

Pursuant to the Company’s non-employee director compensation policy (the “Non-Employee Director Compensation Policy”), upon her appointment as a director, Ms. Thistle was granted an option on August 8, 2024, with a grant date fair value of $275,000. These options will vest as to one-third of the shares underlying such award on each of the first, second and third anniversaries of the date of grant of the award, subject to Ms. Thistle’s continued service as a director through the applicable vesting date. All options issued to non-employee directors under the Non-Employee Director Compensation Policy will become exercisable in full upon a change in control of the Company. Additionally, Ms. Thistle will receive the cash retainers provided under the Non-Employee Director Compensation Policy for her service on the Board and the Nominating Committee.

Also, in connection with Ms. Thistle’s election to the Board, Ms. Thistle will enter into the Company’s standard form of indemnification agreement for directors, a copy of which was filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020. Pursuant to the terms of this agreement, the Company may be required, among other things, to indemnify Ms. Thistle for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by her in any action or proceeding arising out of her service as a director.

There are no arrangements or understandings between Ms. Thistle and any other person pursuant to which she was appointed as a director of the Company. Ms. Thistle was not involved in any transactions with the Company in an amount exceeding $120,000 since the beginning of the Company’s last fiscal year and there are no such currently proposed transactions.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended by the Certificate of Amendment, effective as of April 15, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

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

10.1

Form of Stock Purchase Agreement, dated April 15, 2024, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

10.2

Form of Registration Rights Agreement, dated April 15, 2024, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

10.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

10.4#

Employment Agreement, effective April 29, 2024, between the Registrant and Mary Kay Fenton (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

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

Cullinan Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)