Form 10-Q
period 2024-09-30
Cullinan Therapeutics, Inc.
filed 2024-11-07
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2024 was 58,227,593.

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
•
our ability to submit, and obtain clearance of, any global regulatory filings, including investigational new drug applications, on our expected timelines, or at all;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$102,085	$98,434
Short-term investments	475,993	368,633
Prepaid expenses and other current assets	13,961	13,124
Total current assets	592,039	480,191
Property and equipment, net	760	989
Operating lease right-of-use assets	2,019	2,543
Other assets	460	459
Long-term investments	57,976	—
Total assets	$653,254	$484,182
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,115	$2,493
Accrued expenses and other current liabilities	20,831	24,204
Operating lease liabilities, current	1,258	1,440
Total current liabilities	24,204	28,137
Long-term liabilities:
Operating lease liabilities, net of current portion	1,188	2,150
Total liabilities	25,392	30,287
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 647,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 58,141,130 and 42,900,083 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6	4
Additional paid-in capital	947,479	654,685
Accumulated other comprehensive income (loss)	970	(129)
Accumulated deficit	(320,593)	(200,857)
Total Cullinan stockholders' equity	627,862	453,703
Noncontrolling interests	—	192
Total stockholders' equity	627,862	453,895
Total liabilities and stockholders' equity	$653,254	$484,182

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$35,506	$33,821	$102,411	$113,308
General and administrative	13,349	10,982	39,460	31,856
Total operating expenses	48,855	44,803	141,871	145,164
Impairment of long-lived assets	—	(440)	—	(440)
Loss from operations	(48,855)	(45,243)	(141,871)	(145,604)
Other income (expense):
Interest income	8,384	5,880	22,148	15,710
Other income (expense), net	(89)	180	(205)	356
Net loss	(40,560)	(39,183)	(119,928)	(129,538)
Net loss attributable to noncontrolling interests	—	—	(192)	(179)
Net loss attributable to common stockholders of Cullinan	$(40,560)	$(39,183)	$(119,736)	$(129,359)

Comprehensive income (loss):
Net loss	$(40,560)	$(39,183)	$(119,928)	$(129,538)
Unrealized gain on investments	1,446	574	1,099	1,550
Comprehensive loss	(39,114)	(38,609)	(118,829)	(127,988)
Comprehensive loss attributable to noncontrolling interests	—	—	(192)	(179)
Comprehensive loss attributable to Cullinan	$(39,114)	$(38,609)	$(118,637)	$(127,809)

Net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	$(0.69)	$(0.91)	$(2.30)	$(3.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	58,337	42,734	52,157	41,130

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2023	647,500	$—	42,900,083	$4	$654,685	$(129)	$(200,857)	$192	$453,895
Net issuance of common stock under equity-based compensation plans	—	—	165,562	—	1,085	—	—	—	1,085
Equity-based compensation	—	—	—	—	8,227	—	—	—	8,227
Unrealized loss on investments	—	—	—	—	—	(202)	—	—	(202)
Net loss	—	—	—	—	—	—	(37,148)	(192)	(37,340)
Balances at March 31, 2024	647,500	—	43,065,645	4	663,997	(331)	(238,005)	—	425,665
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	14,421,070	1	262,651	—	—	—	262,652
Net issuance of common stock under equity-based compensation plans	—	—	384,923	1	3,335	—	—	—	3,336
Equity-based compensation	—	—	—	—	10,533	—	—	—	10,533
Acquisition of noncontrolling interests	—	—	—	—	(3,792)	—	—	—	(3,792)
Unrealized loss on investments	—	—	—	—	—	(145)	—	—	(145)
Net loss	—	—	—	—	—	—	(42,028)	—	(42,028)
Balances at June 30, 2024	647,500	—	57,871,638	6	936,724	(476)	(280,033)	—	656,221
Net issuance of common stock under equity-based compensation plans	—	—	269,492	—	1,981	—	—	—	1,981
Equity-based compensation	—	—	—	—	9,430	—	—	—	9,430
Acquisition of noncontrolling interests	—	—	—	—	(656)	—	—	—	(656)
Unrealized loss on investments	—	—	—	—	—	1,446	—	—	1,446
Net loss	—	—	—	—	—	—	(40,560)	—	(40,560)
Balances at September 30, 2024	647,500	$—	58,141,130	$6	$947,479	$970	$(320,593)	$—	$627,862

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2022	—	$—	45,796,449	$5	$585,320	$(2,601)	$(47,695)	$—	$535,029
Contributions from noncontrolling interests	—	—	—	—	—	—	—	179	179
Issuance of preferred stock in exchange for common stock	647,500	—	(6,475,000)	(1)	1	—	—	—	—
Net issuance of common stock under equity-based compensation plans	—	—	22,152	—	(36)	—	—	—	(36)
Equity-based compensation	—	—	—	—	7,259	—	—	—	7,259
Unrealized gain on investments	—	—	—	—	—	1,359	—	—	1,359
Net loss	—	—	—	—	—	—	(57,962)	(179)	(58,141)
Balances at March 31, 2023	647,500	—	39,343,601	4	592,544	(1,242)	(105,657)	—	485,649
Issuance of common stock	—	—	3,310,000	—	38,388	—	—	—	38,388
Net issuance of common stock under equity-based compensation plans	—	—	81,703	—	214	—	—	—	214
Equity-based compensation	—	—	—	—	7,920	—	—	—	7,920
Unrealized loss on investments	—	—	—	—	—	(383)	—	—	(383)
Net loss	—	—	—	—	—	—	(32,214)	—	(32,214)
Balances at June 30, 2023	647,500	—	42,735,304	4	639,066	(1,625)	(137,871)	—	499,574
Net issuance of common stock under equity-based compensation plans	—	—	25,340	—	112	—	—	—	112
Equity-based compensation	—	—	—	—	7,740	—	—	—	7,740
Unrealized loss on investments	—	—	—	—	—	574	—	—	574
Net loss	—	—	—	—	—	—	(39,183)	—	(39,183)
Balances at September 30, 2023	647,500	$—	42,760,644	$4	$646,918	$(1,051)	$(177,054)	$—	$468,817

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(119,928)	$(129,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	28,190	22,919
Accretion on marketable securities	(11,958)	(6,533)
Depreciation and amortization	229	233
Impairment of long-lived assets	—	440
Realized gain on marketable securities	—	(20)
Non-cash contributions from noncontrolling interests	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(837)	(2,650)
Accounts payable	(378)	(1,709)
Accrued expenses and other current liabilities	(3,995)	4,992
Income tax payable	—	(4,282)
Net cash used in operating activities	(108,677)	(116,144)
Investing activities:
Purchase of marketable securities	(553,095)	(307,371)
Maturities of marketable securities	400,817	291,915
Purchase of property and equipment	—	(208)
Net cash used in investing activities	(152,278)	(15,664)
Financing activities:
Issuance of common stock and pre-funded warrants, net of issuance costs	262,652	38,388
Net issuance of common stock under equity-based compensation plans	6,402	290
Acquisition of noncontrolling interests	(4,448)	—
Issuance of convertible notes	—	1,825
Net cash provided by financing activities	264,606	40,503
Net increase (decrease) in cash and cash equivalents	3,651	(91,305)
Cash and cash equivalents at beginning of period	98,434	156,152
Cash and cash equivalents at end of period	$102,085	$64,847
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash paid (refunded) for income taxes	$(2,274)	$4,708
Conversion of convertible note into noncontrolling interest	$—	$175

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $578.1 million, and long-term investments and interest receivable of $60.9 million as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements. In April 2024, Cullinan sold shares of its common stock and pre-funded warrants for shares of its common stock in a private placement (the “2024 Private Placement”) for net proceeds of $262.7 million, after deducting offering costs of $17.3 million. Refer to Note 6 for additional detail regarding the 2024 Private Placement.

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

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at September 30, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$227,900	$244	$(1)	$228,143
Corporate notes	222,233	640	(10)	222,863
Asset-backed securities	24,932	55	—	24,987
Total short-term investments	475,065	939	(11)	475,993
Long-term investments
Corporate notes	57,934	98	(56)	57,976
Total long-term investments	57,934	98	(56)	57,976
Total investments	$532,999	$1,037	$(67)	$533,969

Cullinan recognized its investments by security type at December 31, 2023 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$208,289	$221	$(16)	$208,494
Corporate notes	99,359	27	(275)	99,111
Asset-backed securities	61,114	3	(89)	61,028
Total short-term investments	368,762	251	(380)	368,633
Total investments	$368,762	$251	$(380)	$368,633

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$228,143	$—	$228,143
Corporate notes	—	222,863	—	222,863
Asset-backed securities	—	24,987	—	24,987
Total short-term investments	—	475,993	—	475,993
Long-term investments
Corporate notes	—	57,976	—	57,976
Total long-term investments	—	57,976	—	57,976
Total investments	$—	$533,969	$—	$533,969

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

As of September 30, 2024 and December 31, 2023, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Contracted research and development expenses	$8,226	$8,434
Due to Taiho under collaboration agreement, net	5,026	7,869
Employee compensation	5,870	6,987
Other current liabilities	1,709	914
Total accrued expenses and other current liabilities	$20,831	$24,204

(5)
License and Collaboration Agreements

Harbour License Agreement

In February 2023, the Company and Harbour BioMed US Inc. (“Harbour”) entered into a license and collaboration agreement (the “Harbour License Agreement”), pursuant to which Harbour granted to Cullinan an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S.

Under the terms of the Harbour License Agreement, Cullinan paid Harbour an upfront license fee of $25.0 million at signing. In addition, under the Harbour License Agreement, Harbour granted Cullinan certain intellectual property rights to enable the Company to perform its obligations and exercise its rights under the Harbour License Agreement. Cullinan evaluated the Harbour License Agreement and determined that the exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S. represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $25.0 million was recorded within research and development expenses for the nine months ended September 30, 2023.

In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the Harbour License Agreement, effective November 2024. In connection with the termination, the Company discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

Taiho Agreements

Cullinan has a co-development agreement with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), pursuant to which the Company is collaborating to develop zipalertinib and has the option to co-commercialize zipalertinib in the U.S. Development costs for zipalertinib are shared equally between Taiho and the Company with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses and general and administrative expenses. For the three and nine months ended September 30, 2024, the Company recorded $6.5 million and $17.6 million, respectively, related to its share of research and development costs incurred by Taiho. For the three and nine months ended September 30, 2024, the Company recorded $0.7 million related to its share of general and administrative costs incurred by Taiho. Cullinan incurred $2.2 million and $6.9 million of costs that were reimbursable by Taiho during the three and nine months ended September 30, 2024, respectively, which were recorded as a reduction to research and development expenses. For the three and nine months ended September 30, 2023, the Company recorded $5.4 million and $15.6 million, respectively, related to its share of research and development costs incurred by Taiho. Cullinan incurred $2.0 million and $5.1 million of research and development costs that were reimbursable by Taiho during the three and nine months ended September 30, 2023, respectively, which were recorded as a reduction to research and development expenses. The net amounts of $5.0 million and $7.9 million due to Taiho as of September 30, 2024 and December 31, 2023, respectively, were recorded within accrued expenses and other current liabilities.

Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer regulatory milestones.

Other License and Collaboration Agreements

During the three and nine months ended September 30, 2024, no milestones were achieved under the Company’s other license and collaboration agreements.

During each of the three and nine months ended September 30, 2023, Cullinan recorded $0.5 million in research and development expenses for milestones achieved under its collaboration agreement with Adimab, LLC for CLN-978. During the nine months ended September 30, 2023, Cullinan recorded $0.2 million in research and development expenses for milestones achieved under its license agreement with the Massachusetts Institute of Technology for CLN-617.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through September 30, 2024.

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

At-the-Market Equity Offering Program

In May 2023, Cullinan entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the “ATM") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the nine months ended September 30, 2024. Through September 30, 2024, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of September 30, 2024, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

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

Noncontrolling Interests

Certain of the Company's clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. These development subsidiaries have issued common stock and preferred stock to the Company and to third parties. The holders of subsidiary common stock and preferred stock are generally entitled to one vote per share. The holders of subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of preferred stock of the respective subsidiary. The following table shows the Company’s ownership interest as of September 30, 2024 and December 31, 2023, respectively, in product candidates in which the Company has a controlling interest:

	Ownership Interest as of
Product Candidate	September 30, 2024	December 31, 2023
CLN-619	99%	95%
CLN-049	97%	96%
CLN-617	94%	94%

During the nine months ended September 30, 2024, Cullinan paid $4.4 million to acquire shares and options to purchase shares of its CLN-619 development subsidiary that were held by noncontrolling interests.

Warrants

As of September 30, 2024, the Company had potentially issuable shares of common stock related to unexercised pre-funded warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $0.001 per share. The pre-funded warrants may be exercised at the option of the holder at any time, subject to certain limitations. The exercise price and the number of shares are subject to adjustment for certain dividend payments and upon reclassification, exchange, combination or substitution of the shares of common stock. The pre-funded warrants expire in April 2054 if they have not been exercised by that time.

Cullinan determined that the pre-funded warrants should be equity-classified. The Company also determined that the pre-funded warrants should be included in the weighted-average shares used in computing basic net loss per share attributable to common stockholders of Cullinan.

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$5,503	$4,536	$17,274	$13,412
Research and development	3,927	3,204	10,916	9,507
Total equity-based compensation	$9,430	$7,740	$28,190	$22,919

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of September 30, 2024. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of September 30, 2024 and December 31, 2023.

(9)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 and December 31, 2023.

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

(10)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and goes through July 2026. The Company also had an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and expired in June 2024 (the "Suite 520 Lease"). Lease expense consisted of operating lease costs of $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. Lease expense consisted of operating lease costs of $0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,381	$1,378

The following table summarizes the Company’s future minimum lease payments as of September 30, 2024 (in thousands):

September 30, 2024
Remainder of 2024	$357
2025	1,461
2026	871
Total future minimum lease payments	2,689
Less: imputed interest	(243)
Total lease liabilities at present value	$2,446

The following table summarizes the weighted-average remaining lease term and discount rate as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	1.8	2.4
Weighted-average discount rate	11.0%	10.9%

Sublease Agreement

Cullinan had a sublease agreement, which commenced in September 2022 and was scheduled to continue through May 2024 for the office space that the Company leased under the Suite 520 Lease. In September 2023, Cullinan and its subtenant cancelled the sublease agreement for the office space that the Company leased under the Suite 520 Lease, and Cullinan determined that the remaining right-of-use asset for the Suite 520 Lease and the related leasehold improvements (“Suite 520 Asset Group”) was not recoverable. Upon determining that the remaining Suite 520 Asset Group was not recoverable, the Company recorded an impairment of long-lived assets of $0.4 million for the carrying value in excess of the fair value of the Suite 520 Asset Group within income from operations in its consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2023.

(11)
Net Loss per Share Attributable to Common Stockholders of Cullinan

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders of Cullinan for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders of Cullinan	$(40,560)	$(39,183)	$(119,736)	$(129,359)
Denominator:
Weighted-average common stock outstanding — basic and diluted	58,337	42,734	52,157	41,130
Net loss per share attributable to common stockholders of Cullinan:
Basic and diluted	$(0.69)	$(0.91)	$(2.30)	$(3.15)

Cullinan used the treasury stock method for equity awards and the if-converted method for preferred stock to determine the number of dilutive shares. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the nine months ended September 30, 2024 and 2023 because their effect would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2024	2023
Stock options	8,411	9,355
Preferred stock	6,475	6,024
Restricted stock awards and units	328	158
Employee stock purchase plan	9	1
Total	15,223	15,538

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

Immunology

•
CLN-978 is a CD19xCD3 T cell engager ("TCE") that we are developing for autoimmune diseases. Academic investigators have published data demonstrating the potential for a CD19xCD3 TCE to achieve sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple autoimmune disease indications, including rheumatoid arthritis (“RA”). We believe that CLN-978 has several potential advantages relative to other CD19-directed therapies currently in development, including CAR T therapies as well as other TCEs. Specifically, we believe CLN-978 demonstrates:
o
Deeper B cell depletion due to CLN-978’s very high affinity binding to CD19;
o
A wider therapeutic index due to CLN-978’s 10 times higher potency for B cell depletion relative to cytokine induction;
o
Potential for more efficient deep tissue penetration due to the relatively small size of the CLN-978 molecule;
o
Potential for deeper tissue-level B cell depletion than attainable with monoclonal antibodies that work primarily through antibody-dependent cellular cytotoxicity ("ADCC");
o
Unlike most current generation autologous CAR T therapies, no need for lymphodepleting chemotherapy which is associated with significant toxicities and recognized risk of secondary malignancies; and,
o
Off-the-shelf convenience without extended manufacturing lead times or limitation to certified treatment centers.

Based on the emerging clinical data supporting the efficacy of CD19-directed therapy in multiple autoimmune diseases and our belief that CLN-978 has several potential advantages compared to other CD19-directed therapies in development, we are exploring the development of CLN-978 in a variety of autoimmune diseases and are committed to assessing its broad potential. In September 2024, we received Human Research Ethics Committee approval in Australia to initiate a global Phase 1 clinical trial to evaluate CLN-978 in patients with systemic lupus erythematosus ("SLE"). In October 2024, we received clearance from the FDA for an investigational new drug ("IND") application to evaluate CLN-978 in a Phase 1 clinical trial in patients with moderate to severe SLE. We plan to share initial clinical data for CLN-978 in the fourth quarter of 2025. In the second quarter of 2025, we also plan to initiate a sponsored clinical trial to evaluate CLN-978 in patients with RA designed and executed in collaboration with the Friedrich-Alexander University of Erlangen-Nuremberg and Università Cattolica del Sacro Cuore, Rome.

Clinical observations from three patients treated in a Phase 1 dose escalation trial in patients with relapsed/refractory B cell non-Hodgkin lymphoma showed that CLN-978 was clinically active at the initial starting dose of 30 micrograms administered subcutaneously once weekly. Two of the three patients experienced objective clinical benefit, including one patient who experienced a complete response. Grade 1 cytokine release syndrome (fever) occurred in two patients following the first dose of CLN-978 only, and no patients experienced immune effector cell-associated neurotoxicity syndrome. Other adverse events were mostly low-grade and/or mechanistically based (e.g., transient lymphopenia after the first dose only). Of the two patients with detectable B cells at baseline, both experienced rapid and deep B cell depletion after administration of CLN-978. These data support that CLN-978 can not only deplete peripheral blood B cells but also demonstrate clinical activity in a tissue resident disease at a dose with a favorable safety profile.

Oncology

•
CLN-619, our lead unpartnered oncology program, is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 is being investigated as both monotherapy and in combination with checkpoint inhibitor (“CPI”) therapy or chemotherapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors.

In June 2024, we presented the first clinical data from the CPI therapy combination dose escalation module of the clinical trial, as well as updated data from the monotherapy dose escalation module, at the American Society of Clinical Oncology Annual Meeting. The preliminary clinical data from CLN-619 in combination with the CPI pembrolizumab demonstrated objective tumor responses across multiple tumor types. Three partial responses were observed, including two in patients with non-small cell lung cancer ("NSCLC") with oncogenic mutations, which are tumor types typically unresponsive to CPI treatment. The expanded preliminary clinical observations for CLN-619 as a monotherapy demonstrated objective tumor responses and extended stable disease across multiple tumor types. We observed one complete response, two partial responses and nine stable disease for at least 18 weeks resulting in a clinical benefit rate of 41.4%. In general, this initial clinical data indicates CLN-619 has an acceptable safety profile across all doses assessed as both monotherapy and in combination with pembrolizumab. No dose-limiting toxicities were observed. Similar to other monoclonal antibodies, infusion-related reactions were limited to the first dose and were all Grade 1 or Grade 2 in patients receiving mandated pre-medication.

The Phase 1 clinical trial continues to enroll expansion cohorts in cervical cancer (monotherapy), endometrial cancers (monotherapy and combination), NSCLC (monotherapy and combination), and ovarian cancer (chemotherapy combination). Additional expansion cohorts may be initiated based on clinical activity observed in the current clinical trial. Initial data from the disease specific expansion cohorts for endometrial and cervical cancers are anticipated in the second quarter of 2025. In September 2024, we dosed the first patient in the Phase 1 clinical trial to evaluate CLN-619 in patients with relapsed/refractory multiple myeloma.

Separately, we were also issued a composition of matter patent by the United States Patent and Trademark Office, which is expected to extend CLN-619's patent protection to 2041, excluding possible patent term extension.

•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. We are eligible to receive up to $130.0 million from Taiho tied to EGFRex20 non-small-cell lung cancer regulatory milestones. We will also receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. The FDA has granted Breakthrough Therapy designation to zipalertinib. We are evaluating zipalertinib in the pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFRex20 NSCLC who progressed after prior systemic therapy. Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients.

In September 2024, at the European Society for Medical Oncology Congress we announced updated clinical data from the pivotal Phase 2b portion of our REZILIENT1 clinical trial of zipalertinib in patients with NSCLC harboring EGFRex20 insertion mutations who received zipalertinib after prior treatment with amivantamab. As of a March 29, 2024 data cut-off, 45 patients had been enrolled. Patients had received a median of three prior systemic therapies including amivantamab. At the data cut-off, 30 patients were evaluable for response and showed a 40% objective response rate ("ORR"), which was similar to the ORR for patients receiving zipalertinib after prior chemotherapy in the previously reported Phase 1/2a part of the clinical trial. Zipalertinib demonstrated a manageable safety profile, similar to what has been previously reported. There were no grade 4 or grade 5 treatment-related adverse events.

In September 2024, we successfully completed enrollment of the pivotal Phase 2b portion of our REZILIENT1 clinical trial, which was originally planned for the end of 2024. We plan to share results of the pivotal Phase 2b portion of the REILIENT1 clinical trial at mid-year 2025.

•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome ("MDS"). We have also initiated a second Phase 1 clinical trial designed to evaluate the safety of CLN-049 in minimal residual disease (“MRD”)-positive AML. Following a review of data from the Phase 1 clinical trial of CLN-049, we reported that in the ongoing Phase 1 clinical trial of CLN-049 in patients with relapsed/refractory AML and MDS, dose-limiting injection site reactions were observed during dose escalation with subcutaneous administration. Based on these findings, together with observations of preliminary clinical activity, we discontinued subcutaneous administration. Dose escalation continues in the Phase 1 clinical trial of CLN-049 with intravenous administration.

•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12") with tumor retention domains for the treatment of solid tumors. Patient enrollment continues in the ongoing CLN-617 first-in human Phase 1 clinical trial in patients with advanced solid tumors.

Preclinical and Discontinued Programs

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

Intellectual Property

We have a controlling interest in the worldwide intellectual property rights for CLN-619, CLN-049, and CLN-617. We hold the worldwide intellectual property rights for CLN-978, and we hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our earlier-stage programs. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. The following table shows our ownership interest as of September 30, 2024 in product candidates in which we have a controlling interest in the worldwide intellectual property rights:

Product Candidate	Ownership Interest as of September 30, 2024
CLN-619	99%
CLN-049	97%
CLN-617	94%

Financing and Business Operations

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2024, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our zipalertinib development subsidiary to Taiho. In April 2024, we sold shares of our common stock and pre-funded warrants for shares of our common stock in a private placement (the “2024 Private Placement”) for net proceeds of $262.7 million, after deducting offering expenses of $17.3 million. Refer to Note 6 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the 2024 Private Placement.

As of September 30, 2024, we had cash, cash equivalents, and short-term investments of $578.1 million, and long-term investments and interest receivable of $60.9 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of September 30, 2024, we had an accumulated deficit of $320.6 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets represents the impairment charge for the carrying value in excess of the fair value of the assets. Refer to Note 10 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the impairment.

Other Income

Other income consists primarily of interest income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

The following table presents our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$35,506	$33,821	$102,411	$113,308
General and administrative	13,349	10,982	39,460	31,856
Total operating expenses	48,855	44,803	141,871	145,164
Impairment of long-lived assets	—	(440)	—	(440)
Loss from operations	(48,855)	(45,243)	(141,871)	(145,604)
Other income (expense):
Interest income	8,384	5,880	22,148	15,710
Other income (expense), net	(89)	180	(205)	356
Net loss	(40,560)	(39,183)	(119,928)	(129,538)
Net loss attributable to noncontrolling interests	—	—	(192)	(179)
Net loss attributable to common stockholders of Cullinan	$(40,560)	$(39,183)	$(119,736)	$(129,359)

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
CLN-978	$4,888	$2,231	$10,849	$3,874
CLN-619	7,120	7,301	21,802	17,804
Zipalertinib	7,596	6,593	23,110	20,005
CLN-049	2,943	2,045	7,857	6,838
CLN-617	2,142	2,146	5,186	6,191
CLN-418	927	5,535	6,036	33,505
Clinical-stage product candidates	25,616	25,851	74,840	88,217
Early-stage research	1,266	1,288	4,035	3,839
Unallocated personnel and other	4,697	3,478	12,620	11,745
Equity-based compensation	3,927	3,204	10,916	9,507
Total research and development expenses	$35,506	$33,821	$102,411	$113,308

The $1.7 million increase in research and development expenses in the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in personnel costs relating to additional headcount ($1.8 million), other research and development costs ($1.4 million), clinical costs ($1.3 million), preclinical costs ($1.3 million), and equity-based compensation costs ($0.7 million), partially offset by a decrease in chemistry, manufacturing and controls ("CMC") costs ($4.3 million).

The $10.9 million decrease in research and development expenses in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the one-time upfront in-licensing fee for CLN-418 in 2023 ($25.0 million) and lower CMC costs ($3.9 million), partially offset by increases in clinical costs ($8.7 million), personnel costs relating to additional headcount ($4.1 million), preclinical costs ($3.5 million), and equity-based compensation costs ($1.4 million).

General and Administrative Expenses

The $2.4 million increase in general and administrative expenses in the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in other professional fees ($1.3 million) and equity-based compensation costs ($1.0 million).

The $7.6 million increase in general and administrative expenses in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in both equity-based compensation costs ($3.9 million) and personnel costs ($3.1 million) relating to additional headcount, and increases in other professional fees ($2.0 million), partially offset by decreases in occupancy costs ($0.9 million) and legal fees ($0.5 million).

Impairment of Long-Lived Assets

Impairment of long-lived assets represents the impairment charge for the carrying value in excess of the fair value of the assets. Refer to Note 10 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional details relating to the impairment.

Other Income

The $2.2 million and $5.9 million increases in other income for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 were primarily related to higher investment income.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2024, we had cash, cash equivalents, and short-term investments of $578.1 million, and long-term investments and interest receivable of $60.9 million.

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

In May 2023, we entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the "ATM"), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the nine months ended September 30, 2024. Through September 30, 2024, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of September 30, 2024, we had $85.6 million in shares of our common stock remaining under the ATM.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(108,677)	$(116,144)
Net cash used in investing activities	(152,278)	(15,664)
Net cash provided by financing activities	264,606	40,503
Net increase (decrease) in cash and cash equivalents	$3,651	$(91,305)

Cash Flow from Operating Activities

For the nine months ended September 30, 2024, our operating activities used $108.7 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $113.5 million and a $7.5 million net change in our non-tax operating assets and liabilities, partially offset by interest income, excluding accretion on marketable securities, of $10.2 million, and a net income tax refund of $2.3 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

For the nine months ended September 30, 2023, our operating activities used $116.1 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $122.0 million and income taxes paid of $4.7 million, partially offset by interest income, excluding accretion on marketable securities, of $9.2 million and a $1.1 million benefit from the net change in our non-tax operating assets and liabilities. The non-cash operating expenses primarily consisted of equity-based compensation expense.

Cash Flow from Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $152.3 million, which consisted of $553.1 million of purchases of marketable securities, partially offset by $400.8 million of proceeds from the maturities of marketable securities.

For the nine months ended September 30, 2023, net cash used in investing activities was $15.7 million, which primarily consisted of $307.4 million of purchases of marketable securities, partially offset by $291.9 million of proceeds from the maturities of marketable securities.

Cash Flow from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $264.6 million, which consisted of $262.7 million of net proceeds from the issuance of common stock under our 2024 Private Placement and $6.4 million in net proceeds from the issuance of common stock under equity-based compensation plans, partially offset by $4.4 million paid to acquire shares and options to purchase shares of our CLN-619 development subsidiary that were held by noncontrolling interests.

For the nine months ended September 30, 2023, net cash provided by financing activities was $40.5 million, which primarily consisted of $38.4 million of net proceeds from the issuance of common stock under our ATM, and $1.8 million from the issuance of a convertible note by our CLN-619 development subsidiary to a noncontrolling interest.

Future Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we:

•
continue our research and development of our current and future product candidates and programs;
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
•
hire and retain additional personnel, such as nonclinical, clinical, pharmacovigilance, quality assurance, regulatory affairs, manufacturing, distribution, legal, compliance, medical affairs, finance, general and administrative, commercial, and scientific personnel; and
•
develop, maintain, expand, and protect our intellectual property portfolio.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, total future minimum lease payments were $2.7 million with $1.5 million payable within twelve months. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation carried out pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from IPO of Common Stock

On January 7, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-251512), was declared effective by the Securities and Exchange Commission (the "SEC") for our initial public offering ("IPO"). The aggregate net proceeds to us from our IPO, after underwriting discounts and offering expenses, were $264.5 million. As of September 30, 2024, we estimate that we have used all of the net proceeds from the IPO to fund the preclinical and clinical development of our product candidates, the hiring of additional personnel, the costs of operating as a public company, and other general corporate purposes.

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

Cullinan Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)