Form 10-K
period 2024-12-31
Cullinan Therapeutics, Inc.
filed 2025-02-27
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2024 was $1.0 billion based on the closing price of the Registrant's shares of common stock on the Nasdaq Global Select Market on such date.

The number of shares of the Registrant’s common stock outstanding as of February 21, 2025 was 58,512,826.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2025 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

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

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission (the “SEC”), including the following:

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

References to Cullinan in this Annual Report on Form 10-K

Unless otherwise stated or the context indicates otherwise, all references herein to “Cullinan,” “Cullinan Therapeutics, Inc.,” “we,” “us,” “our,” “our company,” “the Company,” and similar references refer to Cullinan Therapeutics, Inc. and its consolidated subsidiaries, and “our board of directors” and “the Board” refer to the board of directors of Cullinan Therapeutics, Inc.

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
•
Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates and ultimately delay or prevent regulatory approval.
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
•
Our reliance on a limited number of employees presents operational challenges that may adversely affect our business.
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

Immunology

Program Modality/MOA	IND-Enabling	Phase 1	Phase 2	Phase 3	Status
CLN-978 CD19xCD3 T-cell engager	Systemic lupus erythematosus				SLE global study; initial data in SLE in **Q4 2025**
	Rheumatoid arthritis				RA trial initiation in **Q2 2025**

Oncology

Program Modality/MOA	IND-Enabling	Phase 1	Phase 2	Phase 3	Status
CLN-619 Anti-MICA/B antibody	Solid tumors				Initial data from endometrial and cervical expansion cohorts in **Q2 2025**
	Multiple myeloma				
Zipalertinib (CLN-081/TAS6417) EGFRex20ins inhibitor	NSCLC with exon 20 insertion mutations 2+ line				Pivotal Phase 2b met primary endpoint of ORR; results mid-year 2025 and potential H2 2025 NDA submission
	NSCLC with exon 20 insertion mutations frontline				Phase 3 1L study actively enrolling
CLN-049 FLT3xCD3 T-cell engager	AML, MDS				Phase 1 studies ongoing
	MRD in AML				
CLN-617 Collagen-binding IL-12 and IL-2 fusion protein	Pan-cancer				Phase 1 study ongoing

Immunology

•
CLN-978 is a CD19xCD3 T cell engager ("TCE") that we are developing for autoimmune diseases. CLN-978 is being investigated in a global Phase 1 clinical trial in patients with moderate to severe systemic lupus erythematosus (“SLE”). We plan to share initial clinical data for CLN-978 in SLE in the fourth quarter of 2025. In the second quarter of 2025, we plan to initiate a company-sponsored Phase 1 clinical trial to evaluate CLN-978 in patients with rheumatoid arthritis (“RA”), designed and executed in collaboration with the Friedrich-Alexander University of Erlangen-Nuremberg and Università Cattolica del Sacro Cuore, Rome.

Oncology

•
CLN-619, our lead unpartnered oncology program, is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 is being investigated as both monotherapy and in combination with checkpoint inhibitor (“CPI”) therapy or chemotherapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. Initial data from the disease specific expansion cohorts for endometrial and cervical cancers are anticipated in the second quarter of 2025. CLN-619 is also being evaluated in a Phase 1 clinical trial in patients with relapsed/refractory multiple myeloma.

•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. We are evaluating zipalertinib in a pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFRex20 non-small cell lung cancer (“NSCLC”) who progressed after prior systemic therapy. In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of overall response rate ("ORR") in patients with EGFRex20 NSCLC who have received prior therapy, and we plan to share full results at mid-year 2025. Pending discussions with the U.S. Food and Drug Administration (the "FDA"), we plan to submit for U.S. regulatory approval in the second half of 2025. Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients.
•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome ("MDS"). CLN-049 is also being evaluated in a Phase 1 clinical trial in measurable residual disease positive AML.
•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12") with tumor retention domains for the treatment of solid tumors. CLN-617 is being investigated in a Phase 1 clinical trial in patients with advanced solid tumors.

Our Strategy

Our strategy is to identify high impact immunology and oncology targets, which we define as those that play key roles as either disease drivers or immune system activators, and then select what we believe is the optimal therapeutic modality for those targets. The key objectives we aim to achieve with our strategy are as follows:

•
Explore the broad potential of CLN-978 in autoimmune diseases. Academic investigators and industry sponsors have published data demonstrating the potential for a CD19xCD3 TCE to achieve sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple autoimmune disease indications, including SLE and RA. We believe that CLN-978 has several potential advantages relative to other CD19-directed therapies currently in development, including chimeric antigen receptor T cell ("CAR T") therapies as well as other TCEs, such as off-the-shelf subcutaneous administration and the ability to redirect T cells to lyse B cells expressing very low levels of CD19. We are therefore exploring the broad development of CLN-978 in autoimmune diseases.
•
Continue to pursue robust clinical development of our lead unpartnered oncology program, CLN-619. Given MICA/B is expressed on a wide range of solid tumors and hematological malignancies, we believe CLN-619 has broad therapeutic potential. We have initiated multiple disease specific expansion cohorts and intend to evaluate opportunities for expansion into additional indications based on clinical and biomarker data from our ongoing Phase 1 clinical trial. We have also initiated a Phase 1 clinical trial in patients with relapsed/refractory multiple myeloma.
•
Advance zipalertinib, which we are co-developing with an affiliate of Taiho, toward potential regulatory approval. In collaboration with our partners at Taiho, we are pursuing a broad, parallel development plan designed to exploit the potential of zipalertinib in multiple patient populations. Our ongoing registration directed studies include patients who have progressed following treatment with chemotherapy, with or without exon 20 insertion targeted therapy, in the pivotal Phase 2b portion of the REZILIENT1 clinical trial, and previously untreated patients with advanced disease in the REZILIENT3 Phase 3 clinical trial. With our partners at Taiho, we also have a separate ongoing Phase 2 clinical trial, REZILIENT2, evaluating zipalertinib as a monotherapy in several parallel cohorts, including (1) EGFRex20 NSCLC patients who have not received prior treatment for advanced disease, (2) NSCLC patients with EGFRex20 or other uncommon EGFR mutations who have received prior standard systemic therapy, and (3) NSCLC patients with EGFRex20 or other uncommon EGFR mutations who have active brain metastases (including treatment naïve and treatment-experienced).
•
Continue to advance our pipeline through our rigorous and differentiated approach to drug development. In addition to CLN-978, CLN-619, and zipalertinib, we have two additional product candidates in ongoing Phase 1 clinical trials, CLN-049 and CLN-617. We continuously assess each of our programs and use rigorous go / no-go decision criteria to justify ongoing investment. When certain programs do not meet our de-risking criteria for advancement, we terminate those programs and preserve our capital and resources to invest in programs with greater potential. As a result, our pipeline will continue to evolve.

•
Evaluate internal and external opportunities to expand our pipeline. Our management team is comprised of leaders in drug discovery, clinical development, and commercial operations. Their proven track records and longstanding relationships in the life sciences industry provide us with access to programs from around the world, including externally sourced programs such as CLN-619 and zipalertinib. In addition, their experiences and deep understanding of immunology, molecular oncology, and cancer immunotherapy also enable us to translate novel concepts into internally designed product candidates, such as CLN-978, or those that contain both internal and externally sourced innovation, such as CLN-617. We balance pipeline expansion with the desire to maintain ample cash runway beyond key program milestones.

Our Structure

We hold the worldwide intellectual property rights for CLN-978, and we hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our earlier-stage programs. We have a controlling interest in the worldwide intellectual property rights for CLN-619, CLN-049, and CLN-617. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. The following table shows our ownership interest as of December 31, 2024 in product candidates in which we have a controlling interest in the worldwide intellectual property rights:

Product Candidate	Ownership Interest as of December 31, 2024
CLN-619	99%
CLN-049	98%
CLN-617	96%

Our Product Candidates

CLN-978

Overview

CLN-978 is a half-life extended, humanized, single-chain bispecific antibody designed to simultaneously engage CD19 on B cells and CD3 on T cells, triggering redirected T cells to lyse B cells. CLN-978 contains two tandemly arranged single-chain variable fragments (“scFvs”) for CD19 and CD3 and a third domain in the form of a single-domain antibody (VHH) for binding to human serum albumin ("HSA") to prolong its serum half-life. CLN-978 demonstrated potency in both redirecting T cells to lyse low-CD19 expressing cells in vitro and activity in mice in B cell lymphoma models in vivo. In preclinical in vivo studies in non-human primates, treatment with CLN-978 at low doses led to profound B cell depletion in peripheral blood even after a single dose, and deep B cell depletion in lymphoid tissues was observed with multi-dose treatment. CLN-978 displayed similar induction of target B cell killing, T cell activation, and cytokine production in peripheral blood mononuclear cells derived from patients with SLE or RA as compared to healthy volunteers. We believe together these preclinical results support evaluation of CLN-978 for the treatment of B cell-mediated autoimmune diseases.

Background for Targeting CD19 in Autoimmune Diseases

Non-malignant B cells express the CD19 target and play a role in numerous autoimmune diseases which can affect multiple organ systems. Common to the pathophysiology of these disorders is the aberrant production of antibodies directed toward self-antigens, which are referred to as autoantibodies. Academic investigators and industry sponsors have published data demonstrating the potential for a CD19xCD3 TCE to achieve sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple treatment resistant autoimmune disease indications, including SLE and RA. These clinical data show that the profound depletion of B cells by the CD19-directed therapy, followed by the re-emergence of a naïve B cell repertoire, effects a “reset” of the B cell compartment and a lasting elimination of autoreactive antibodies.

We believe that CLN-978 has several potential advantages relative to other CD19-directed therapies currently in development, including CAR T therapies as well as other TCEs. Specifically, we believe CLN-978 demonstrates:

•
potential for deeper B cell depletion due to its very high affinity binding to CD19;
•
potential for a wider therapeutic index due to its approximately 10 times higher potency for B cell depletion relative to cytokine induction;
•
potential for more efficient deep tissue penetration due to the relatively small size of the CLN-978 molecule;
•
potential for deeper tissue-level B cell depletion than attainable with monoclonal antibodies that work primarily through antibody-dependent cellular cytotoxicity ("ADCC");
•
unlike most current generation autologous CAR T therapies, no need for lymphodepleting chemotherapy which is associated with significant toxicities and recognized risk of secondary malignancies; and

•
off-the-shelf convenience without extended manufacturing lead times or limitation to certified treatment centers.

We also believe CD19 is a superior target relative to other B cell lineage antigens due to its broader expression across the B cell lineage, including on plasmablasts that produce the autoreactive antibodies.

Based on the emerging clinical data supporting the efficacy for other CD19-directed therapies in multiple autoimmune diseases and our belief that CLN-978 has several potential advantages compared to other CD19-directed therapies in development, we are exploring the development of CLN-978 in a variety of autoimmune diseases and are committed to assessing its broad potential.

Clinical Development

Clinical Development in Autoimmune Diseases

In September 2024, we received Human Research Ethics Committee approval in Australia to initiate a global Phase 1 clinical trial to evaluate CLN-978 in patients with moderate to severe SLE. In October 2024, we received clearance from the FDA for an investigational new drug ("IND") application to evaluate CLN-978 in a Phase 1 clinical trial in patients with moderate to severe SLE. In December 2024, we initiated the ongoing Phase 1 clinical trial in patients with moderate to severe SLE. We plan to share initial clinical data for CLN-978 in SLE in the fourth quarter of 2025.

In the second quarter of 2025, we plan to initiate a company-sponsored Phase 1 clinical trial to evaluate CLN-978 in patients with RA, designed and executed in collaboration with the Friedrich-Alexander University of Erlangen-Nuremberg and Università Cattolica del Sacro Cuore, Rome.

Discontinued Clinical Development in B cell Non-Hodgkin Lymphoma ("B-NHL")

Three patients were treated in a Phase 1 dose escalation trial in patients with relapsed/refractory B-NHL. At the initial starting dose of 30 micrograms administered subcutaneously once weekly, two of the three patients experienced objective clinical benefit, including one patient who experienced a complete response. Grade 1 cytokine release syndrome (fever) occurred in two patients following the first dose of CLN-978 only, and no patients experienced immune effector cell-associated neurotoxicity syndrome. Other adverse events were mostly low-grade and/or mechanistically based (e.g., transient lymphopenia after the first dose only). Of the two patients with detectable B cells at baseline, both experienced rapid and deep B cell depletion after administration of CLN-978. These data support that CLN-978 can not only deplete peripheral blood B cells but also demonstrate clinical activity in a tissue resident disease at a dose with a favorable safety profile. Based on these broadly applicable initial clinical observations and emerging data for CD19-directed therapy in autoimmune diseases, development of CLN-978 in relapsed/refractory B-NHL was discontinued in early 2024, and CLN-978 development moved forward exclusively in autoimmune diseases.

CLN-619

Overview

CLN-619 is a MICA/B-targeted, humanized immunoglobulin G1 (“IgG1”) monoclonal antibody with a competent fragment crystallizable region (“Fc”) gamma 1 domain capable of mediating effector cell functions through binding to Fc gamma receptors on innate immune cells. We are investigating CLN-619 for the treatment of solid tumors and multiple myeloma. CLN-619 was designed to promote an antitumor response through a multi-pronged mechanism of action:

•
inhibition of MICA/B shedding resulting in increased cell surface expression on tumor cells;
•
enhancing and reinvigorating killing of cancer cells by NK cells, and other cell types that express NKG2D such as certain subsets of T cells, via binding of their NKG2D receptor to MICA/B;
•
engaging NK cells via Fc-mediated binding to their Fc gamma receptor IIIa, leading to ADCC of target tumor cells; and
•
engaging macrophages via Fc-mediated binding to facilitate antibody-dependent cellular phagocytosis of target tumor cells.

We believe that all of these mechanisms may be acting in a coordinated manner to engage NK cells and other immune cells, which could result in the cancer cell lysis observed in preclinical studies of CLN-619. In preclinical studies, treatment with CLN-619 resulted in increased cell surface expression of MICA/B, reduced serum levels of MICA/B and tumor cell lysis. Preclinical data also suggests that CLN-619 may have the potential to enhance the binding of MICA/B to NKG2D receptors on NK cells or other immune cells to provide for improved cancer cell lysis and CLN-619 was shown to induce ADCC and antibody-dependent cellular phagocytosis ("ADCP") in vitro. CLN-619 treatment in vivo led to single agent anti-tumor activity and reduced serum levels of MICA/B. There are very few clinical programs investigating antibody-based programs engaging MICA/B, implying CLN-619 has first-in-class potential. We believe CLN-619 has the potential to become a novel backbone agent for immuno-oncology therapy given the broad expression of MICA/B across tumor types and the biological rationale for combining CLN-619 with other agents.

Clinical Development

CLN-619 is being investigated as both monotherapy and in combination with CPI therapy or chemotherapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors.

In June 2024, we presented the first clinical data from the CPI therapy combination dose escalation module of the clinical trial, as well as updated data from the monotherapy dose escalation module, at the American Society of Clinical Oncology Annual Meeting. The preliminary clinical data from CLN-619 in combination with the CPI pembrolizumab demonstrated objective tumor responses across multiple tumor types. Three partial responses were observed, including two in patients with NSCLC with oncogenic mutations, which are tumor types typically unresponsive to CPI treatment. The expanded preliminary clinical observations for CLN-619 as a monotherapy demonstrated objective tumor responses and extended stable disease across multiple tumor types. We observed one complete response, two partial responses and nine stable disease for at least 18 weeks resulting in a clinical benefit rate of 41.4%. In general, this initial clinical data indicates CLN-619 has an acceptable safety profile across all doses assessed as both monotherapy and in combination with pembrolizumab. No dose-limiting toxicities were observed. Like other monoclonal antibodies, infusion-related reactions were limited to the first dose and were all Grade 1 or Grade 2 in patients receiving mandated pre-medication.

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

In September 2024, we dosed the first patient in the ongoing Phase 1 clinical trial to evaluate CLN-619 in patients with relapsed/refractory multiple myeloma.

Zipalertinib

Overview

Zipalertinib is an orally bioavailable small molecule designed as a next generation, irreversible EGFR inhibitor with a novel pyrrolopyrimidine scaffold, which is being developed in collaboration with an affiliate of Taiho for the treatment of a genetically defined subset of patients with NSCLC. Unique among the therapies in development that are targeting EGFRex20 insertion (“EGFRex20ins”) mutations, zipalertinib is designed to fit into the adenosine triphosphate-binding site of EGFR where it covalently modifies C797, thereby forming a durable drug-protein linkage that irreversibly inhibits the mutant receptor. We have a co-development and co-commercialization agreement for zipalertinib with an affiliate of Taiho, pursuant to which we are collaborating to develop zipalertinib and have the option to co-commercialize zipalertinib in the U.S. Development costs for zipalertinib are shared equally between us and Taiho with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. We also are eligible to receive up to $130.0 million from Taiho tied to EGFRex20 NSCLC U.S. regulatory milestones. The FDA granted Breakthrough Therapy designation to zipalertinib in 2022 for the treatment of patients with locally advanced or metastatic NSCLC harboring EGFRex20ins mutations who have previously received platinum-based systemic chemotherapy.

Background on NSCLC and EGFRex20ins mutations

In the U.S., approximately 16% of NSCLC cases harbor EGFR mutations, with insertions at exon 20 accounting for 12% of those mutations. Patients with EGFRex20ins mutations have poorer outcomes than those with more common EGFR mutations, such as exon 19 deletions. There remains a significant unmet need for therapies targeting EGFRex20ins mutations in NSCLC that are safer and more effective.

Clinical Development

REZILIENT1: Phase 1/2a Module Results

The Phase 1/2a portion of the REZILIENT1 clinical trial enrolled a total of 73 patients across 30, 45, 65, 100, and 150 milligram ("mg") twice-daily dose levels. The patient population was heavily pre-treated, with a median of two prior systemic therapies and 66% of patients having received two or more prior therapies at clinical trial entry (i.e., third line of therapy or greater). As of a May 9, 2022 data cutoff, among 39 patients treated at the recommended Phase 2 dose of 100 mg twice daily, 16 patients achieved a confirmed partial response, indicating a 41% confirmed ORR. At the 100 mg twice-daily dose, median progression free survival (“PFS”) was 12 months.

REZILIENT1: Pivotal Phase 2b Clinical Trial

In November 2022, in collaboration with our partners at Taiho, we initiated the ongoing, pivotal Phase 2b portion of the REZILIENT1 clinical trial of zipalertinib 100 mg twice daily in adult NSCLC patients with EGFRex20ins mutations who progressed after prior systemic therapy. The clinical trial is evaluating zipalertinib 100 mg twice daily in adult NSCLC patients with EGFRex20ins mutations who have received prior treatment with chemotherapy with or without an exon 20 insertion targeted therapy.

In September 2024, at the European Society for Medical Oncology Congress we announced updated clinical data from the pivotal Phase 2b portion of our REZILIENT1 clinical trial of zipalertinib in the subset of patients with NSCLC harboring EGFRex20ins mutations who received zipalertinib after prior treatment with amivantamab. As of a March 29, 2024 data cut-off, 45 patients had been enrolled. Patients had received a median of three prior systemic therapies including amivantamab. At the data cut-off, 30 patients were evaluable for response and showed a 40% ORR, which was similar to the ORR for patients receiving zipalertinib after prior chemotherapy in the previously reported Phase 1/2a part of the clinical trial. Zipalertinib demonstrated a manageable safety profile, similar to what has been previously reported. There were no grade 4 or grade 5 treatment-related adverse events.

In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of ORR in patients with EGFRex20 NSCLC who have received prior therapy, and we plan to share full results at mid-year 2025. Pending discussions with the FDA, we plan to submit for U.S. regulatory approval in the second half of 2025.

REZILIENT3: Pivotal Phase 3 Clinical Trial

In August 2023, our collaboration partners at Taiho initiated the ongoing global Phase 3 clinical trial testing zipalertinib plus standard-of-care chemotherapy versus standard-of-care chemotherapy alone in frontline adult NSCLC patients with EGFRex20ins mutations (REZILENT3). The clinical trial randomizes an estimated 272 patients to receive either the combination of the two treatments or standard-of-care chemotherapy alone. The primary endpoint is PFS.

CLN-049

Overview

CLN-049 is a humanized bispecific antibody that we are developing for the treatment of AML and MDS. CLN-049 is comprised of two FLT3-binding domains, an Fc-silenced humanized IgG1 backbone, and CD3-binding scFvs fused to the C-terminus of the antibody’s heavy chain. CLN-049 is designed to simultaneously bind to FLT3 on the extracellular domain of target leukemic cells and to CD3 on T cells, triggering the T cells to kill the target cancer cells. In multiple preclinical studies, CLN-049 has demonstrated the ability to redirect T cells to lyse FLT3-expressing AML cells in vitro and potent antitumor activity in vivo. FLT3 is a receptor tyrosine kinase and a proto-oncogene. Studies using flow cytometry have shown that FLT3 is expressed on AML blasts in approximately 80% of AML patients. CLN-049 can bind FLT3 regardless of FLT3 mutational status. FLT3 is a well validated target in AML. Several kinase inhibitors targeting mutant FLT3 are approved for the treatment of relapsed or refractory (“r/r”) AML, however given the limited expression of mutant FLT3 their use is limited to approximately 25% of the AML population. By targeting the extracellular domain of FLT3, CLN-049 has the potential to address up to approximately 80% of AML patients. The American Cancer Society estimates that in 2025, there will be approximately 22,010 newly diagnosed patients with AML and approximately 11,090 deaths from AML in the U.S.

Clinical Development

In December 2021, we initiated the ongoing Phase 1 clinical trial evaluating CLN-049 in r/r AML patients and subsequently amended the eligible patient population to include refractory MDS patients. The clinical trial is designed to primarily evaluate the pharmacokinetics and safety of the administration of CLN-049. We completed the single ascending dose portion of the Phase 1 clinical trial testing IV administration of CLN-049 and initiated the multi-ascending dose portion of the clinical trial utilizing subcutaneous dosing in December 2022. Safety data from the single-ascending dose portion of the Phase 1 clinical trial was published at the 2023 European Hematology Association annual meeting in June. Following a review of data from the multi-ascending dose portion of the Phase 1 clinical trial of CLN-049, we reported that dose-limiting injection site reactions were observed during dose escalation with subcutaneous administration. Based on these findings we discontinued subcutaneous administration. However, based on observations of preliminary clinical activity, dose escalation continues with IV administration.

In December 2023, we initiated the ongoing Phase 1 clinical trial designed to evaluate the safety and preliminary efficacy of CLN-049 in measurable residual disease-positive AML.

CLN-617

Overview

CLN-617 is a fusion protein uniquely combining, in a single agent, two potent antitumor cytokines, IL-2 and IL-12, with a collagen-binding domain for the treatment of solid tumors. The combination of IL-2 and IL-12 has previously been shown to synergistically enhance T and NK cell functions in vitro and mediated pronounced therapeutic activity in preclinical tumor models, even in well-established mouse models with primary and/or metastatic tumors. CLN-617 is administered via intratumoral injection, which we believe has the potential to enhance efficacy and reduce toxicity. Tumor retention following intratumoral injection is enabled by the collagen-binding domain LAIR2, due to the presence of collagen in all solid tumors, and by HSA, which increases the molecular weight to further reduce the rate of diffusion out of the tumor tissue. Retention may help minimize the systemic exposure and associated toxicities of IL-2 and IL-12 and prolong their immunostimulatory antitumor activity in the tumor. Unlike other intratumoral cytokine-based therapies, CLN-617 does not rely on viral infection or nucleic acid transfection for in situ expression.

Clinical Development

In December 2023, we dosed the first patient in the ongoing Phase 1 clinical trial of CLN-617 in patients with advanced solid tumors. The part 1 dose escalation will test up to six dose levels of CLN-617 with CLN-617 administered as monotherapy in the first dose cycle and CLN-617 administered in combination with a checkpoint inhibitor therapy in each subsequent cycle. Based on the data from part 1, the part 2 dose optimization will be performed using two different dose levels at or close to the maximum tolerated dose or maximal biologically effective dose. Once a recommended Phase 2 dose is determined, the part 3 dose expansion will evaluate up to 15 patients in each of two tumor specific expansion cohorts: one in advanced or metastatic melanoma and one in advanced or metastatic head and neck squamous cell carcinoma.

Recently Discontinued Program

Previously, we were evaluating CLN-418, a fully human bispecific immune activator targeting B7H4 and 4-1BB that we licensed from Harbour BioMed US Inc (“Harbour”), in a Phase 1 clinical trial. In August 2024, following a review of the data from the Phase 1 clinical trial, we notified Harbour of our decision to terminate the license and collaboration agreement for CLN-418 (the “Harbour License Agreement”), effective November 2024. In connection with the termination of the Harbour License Agreement, we discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour to focus our resources on our other product candidates.

Preclinical Programs

In addition to the product candidates described above, we are actively developing several preclinical programs by leveraging our own internal expertise and through partnerships with external collaborators.

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

Our product candidates, if approved, may compete with existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to other therapies, our product candidates may not be competitive with other existing therapies. Some of the existing drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, we may face challenges in obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market. In addition, many companies are developing new immunology and oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

With respect to our CLN-978 program, we are aware of multiple companies developing product candidates that target CD19 or other B cell antigens relevant to SLE and RA using immune cells or other cytotoxic modalities. These mainly include immune cell redirecting therapeutics (e.g., TCEs), adoptive cellular therapies (e.g., CAR Ts) and monoclonal antibodies. Companies developing cell therapies or antibodies targeting CD19 include, but are not limited to: Allogene Therapeutics Inc., Amgen Inc., AstraZeneca plc, Autolus Therapeutics plc, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Cabaletta Bio, Inc., Caribou Biosciences, Inc., Century Therapeutics, Inc., Climb Bio, Inc., Fate Therapeutics, Inc., GSK plc, Kyverna Therapeutics, Inc., Nkarta Inc., Novartis AG, Merck & Co., Inc. (“Merck”), Roche Holding AG (“Roche”), Sana Biotechnology, Inc., Xencor, Inc. (“Xencor”), and Zenas BioPharma, Inc.

With respect to CLN-619, we are aware of several companies that are developing antibody-based therapies targeting MICA/B as a monotherapy and/or in combination with other agents, including, but not limited to: Aakha Biologics, Inc., Biosion USA, Inc., Bristol-Myers Squibb, D2M Biotherapeutics, Inc. (“D2M Biotherapeutics”), Genentech Inc., Innate Pharma S.A., and Xencor. To our knowledge, only D2M Biotherapeutics, Inc. has entered clinical development.

With respect to zipalertinib, which we are co-developing with an affiliate of Taiho, we are aware of other EGFR inhibitors that are approved or are in clinical development for the treatment of NSCLC patients harboring EGFRex20ins mutations. In March 2024, Rybrevant (amivantamab), an EGFR/cMET bispecific antibody that was developed and is now marketed by Johnson & Johnson, obtained full approval from the FDA for:

•
first-line treatment of adult patients with locally advanced or metastatic NSCLC with EGFRex20ins mutations in combination with carboplatin and pemetrexed; and
•
single agent treatment for adult patients with locally advanced or metastatic NSCLC with EGFRex20ins mutations whose disease has progressed on or after platinum-based chemotherapy.

We believe that the most advanced clinical-stage programs for EGFRex20ins patients are furmonertinib from ArriVent BioPharma, Inc. and Allist Pharmaceuticals, Inc., sunvozertinib from Dizal Pharmaceutical Co. Ltd. (“Dizal”), and ORIC-114 from Oric Pharmaceuticals, Inc. (Voronoi, Inc., in mainland China, Hong Kong, Macau and Taiwan). In November 2024, Dizal submitted an NDA seeking the approval of sunvozertinib for the treatment of patients with locally advanced or metastatic NSCLC with EGFRex20ins mutations whose disease has progressed on or after platinum-based chemotherapy. The FDA accepted the Dizal NDA for review and granted priority review in January 2025. Additionally, in September 2021, EXKIVITY (mobocertinib), which was developed and marketed by Takeda Pharmaceutical Co. Ltd. (“Takeda”), obtained accelerated approval from the FDA for adult patients with locally advanced or metastatic NSCLC with EGFRex20ins mutations whose disease has progressed on or after platinum-based chemotherapy. In July 2023, Takeda reported that EXKIVITY had not met its PFS primary endpoint and subsequently announced plans to voluntarily withdraw EXKIVITY from the market no later than March 2024. In March 2024, Takeda submitted a letter to the FDA asking to withdraw approval of EXKVITY’s NDA and the FDA approved the withdrawal in July 2024.

With respect to CLN-049, we are not aware of other FLT3xCD3 TCEs in clinical development. However, we are aware of several companies that are developing T cell or immune cell engaging bispecifics for the treatment of AML, including those targeting CD123 being developed by Affimed GmbH, Amgen Inc., Gilead Sciences, Inc., Lava Therapeutics, Macrogenics, and Sanofi S.A. (“Sanofi”). In addition, Molecular Partners AG is developing a DARPin TCE targeting CD33, CD123, and CD70, Hemogenyx Pharmaceuticals plc is developing a FLT3 CAR T, and Senti Biosciences, Inc. is developing a CD33xFLT3 chimeric antigen receptor natural killer (“CAR NK”) cell therapy. There are also several targeted small-molecule therapies approved for the treatment of r/r or first-line AML, including for AML with FLT3 mutations, such as Astellas Pharma Inc.’s XOSPATA (gilteritinib), Daiichi Sanko Co. Ltd.’s VANFLYTA (quizartinib), and Novartis' RYDAPT (midostaurin). With respect to FLT3 targeted small-molecule and monoclonal antibody therapies in clinical development there are several companies, including Aptose Biosciences Inc. and Veraxa Biotech GmbH, respectively.

With respect to CLN-617, we are not aware of any other drug candidates currently under development that integrate both IL-2 and IL-12 into a single multi-functional protein construct and stimulate the immune system in a tumor-specific manner. Krystal Biotech, Inc. is developing an IL-2 and IL-12 co-delivery gene therapy delivered by intratumoral injection. We are aware of several companies actively developing clinical-stage programs as either individual IL-2 or IL-12 therapies, including, but not limited to: Ankyra Therapeutics, Inc., Ascendis Pharma A/S, Asher Biotherapeutics, Inc., Aulos Bioscience Inc., Dragonfly Therapeutics Inc., Imunon, Inc., Merck, Mural Oncology plc, Philogen S.p.A., Roche, Sanofi, Strand Therapeutics Inc., Werewolf Therapeutics, Inc., and Xilio Therapeutics, Inc.

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

License and Collaboration Agreements

Adimab

We have a collaboration agreement (the "Adimab Collaboration Agreement"), with Adimab, LLC ("Adimab"). Pursuant to the Adimab Collaboration Agreement, we selected a single-digit number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies based upon mutually agreed upon research plans. Under the Adimab Collaboration Agreement, we have the ability to select a specified mid-single-digit number of additional biological targets against which Adimab will provide additional antibody discovery and optimization services.

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

Under the Adimab Collaboration Agreement, we paid a one-time, non-creditable, non-refundable technology access fee. We are also required to pay an annual access fee and research funding fees in connection with Adimab’s full-time employees’ compensation for performance of Adimab’s obligations under the Adimab Collaboration Agreement. We are also obligated to make certain research delivery, clinical and sales milestone payments to Adimab in an aggregate amount of up to $15.8 million for each product, on a product-by-product basis, subject to certain reductions and discounts. As of December 31, 2024, we have incurred and paid a cumulative $0.5 million of milestone obligations under the Adimab Collaboration Agreement.

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

We may terminate the Adimab Collaboration Agreement at any time, for any reason, upon a specified period of advance written notice. The term of the Adimab Collaboration Agreement expires upon the last research program’s evaluation term in the event no Adimab Option is exercised or, in the event an Adimab Option is exercised, after the royalty term thereof expires at the later of a specified period or invalid patent coverage of the relevant product. Refer to Note 6 of our notes to the consolidated financial statements included in this Annual Report on Form 10-K for further detail regarding the Adimab Collaboration Agreement.

Taiho

We have a co-development agreement with an affiliate of Taiho, pursuant to which we are collaborating to develop zipalertinib and have retained the option to co-commercialize zipalertinib in the U.S. Development costs for zipalertinib incurred are shared equally between Taiho and us with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

We are also eligible to receive up to an additional $130.0 million from Taiho tied to EGFRex20 NSCLC U.S. regulatory milestones. None of these milestones have been achieved to date. Refer to Note 6 of our notes to the consolidated financial statements included in this Annual Report on Form 10-K for further detail regarding the co-development agreement with Taiho.

DKFZ/Tübingen

Our development subsidiary, Cullinan Florentine Corp. ("Cullinan Florentine") is party to an exclusive license agreement (the "DKFZ/Tübingen License Agreement") for CLN-049, with Deutsches Krebsforschungszentrum ("DKFZ"), Eberhard Karls University of Tübingen, Faculty of Medicine ("University of Tübingen"), and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen ("UFE"). Pursuant to the DKFZ/Tübingen License Agreement, DKFZ and University of Tübingen, collectively referred to as the Licensor, granted Cullinan Florentine an exclusive (even as to Licensor, UFE and its and their affiliates), worldwide, milestone- and royalty-bearing, license under certain licensed patent rights, applications, technical information and know-how, with the right to grant sublicenses through multiple tiers to research, develop, commercialize or otherwise exploit licensed products, itself and through its affiliates and third parties, within the field. Cullinan Florentine has the sole right, but not the obligation, to prosecute and maintain all licensed patent rights worldwide, provided that Licensor may take over or continue such prosecution and maintenance if Cullinan Florentine elects to cease the prosecution or maintenance of a licensed patent right.

Under the DKFZ/Tübingen License Agreement, Cullinan Florentine is obligated to achieve certain regulatory and research and development performance benchmarks (collectively, the "Performance Benchmarks"), by certain specified dates (collectively, the "Performance Dates"). If a Performance Benchmark is not achievable by the applicable Performance Date, Cullinan Florentine may extend the Performance Date for any single Performance Benchmark by a mid-single digit amount of months by providing written notice to Licensor and paying a non-refundable, non-creditable extension fee per each such extension. Cullinan Florentine may extend the Performance Date for any single Performance Benchmark up to a low single digit amount of times, provided that Cullinan Florentine may only request an extension a mid-single digit amount of times. If Cullinan Florentine is unable to seek a further extension per the preceding sentence, then Cullinan Florentine may seek a further extension by providing written notice to Licensor and any such extension shall be subject to the prior written approval of the Licensor, such approval not to be unreasonably withheld or delayed. As of December 31, 2024, Cullinan Florentine is in compliance with the performance benchmark requirements of the DKFZ/Tübingen License Agreement.

Additionally, Cullinan Florentine shall pay certain non-refundable, non-creditable milestone payments to Licensor upon the occurrence of certain clinical and regulatory events by a licensed product, whether triggered by Cullinan Florentine, its affiliates or sublicensees. Each milestone payment is paid one time only up to an aggregate of $28.0 million. No milestone obligations have been incurred to date under the DKFZ/Tübingen License Agreement.

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

Either party may terminate the agreement upon a material breach by the other party or insolvency of the other party. Cullinan Florentine may terminate the DKFZ/Tübingen License Agreement for any or no reason after the first filing of an IND or clinical trial agreement, by providing prior written notice. Licensor may terminate the agreement by providing prior written notice, if we or any of our affiliates challenges the validity of certain patent rights. Unless earlier terminated, the DKFZ/Tübingen License Agreement continues on a perpetual basis. Refer to Note 6 of our notes to the consolidated financial statements included in this Annual Report on Form 10-K for further detail regarding the DKFZ/Tübingen License Agreement.

MIT

Our development subsidiary, Cullinan Amber Corp. ("Cullinan Amber") is party to an exclusive patent license agreement (the "MIT License Agreement") for the technology underlying CLN-617 with MIT. Pursuant to the MIT License Agreement, MIT granted to Cullinan Amber an exclusive, worldwide, milestone-, equity- and royalty-bearing license under certain licensed patent rights and applications, with the right to grant sublicenses through three tiers (so long as Cullinan Amber remains an exclusive licensee of the patent rights in the field worldwide) to develop, make, have made, use, sell, have sold, offer to sell, lease, and import licensed products containing specific fusion proteins in the field of diagnosis, prognosis, prophylaxis or treatment of cancer in humans or other animals. MIT shall prepare, file, prosecute, and maintain all of the patent rights, and Cullinan Amber shall cooperate with the prosecution, provide comments on patent prosecution documents, and pay all fees and costs relating to such prosecution and maintenance.

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

Additionally, Cullinan Amber shall pay certain non-refundable, non-creditable milestone payments to MIT upon the achievement by itself or its sublicensees of certain clinical and regulatory milestones in an aggregate amount up to $7.0 million for each distinct licensed product. Each milestone payment is paid one time only up to a certain payment amount, except there are separate milestone payments payable for a second and third indication of a licensed product in an aggregate amount up to $5.5 million per product. Cullinan Amber shall also pay to MIT certain one-time milestone payments for the achievement of certain commercial milestones based on the calculation of net sales across all licensed products in all indications in an aggregate amount up to $12.5 million. As of December 31, 2024, Cullinan Amber has incurred and paid $0.7 million of milestone obligations under the MIT License Agreement.

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

Cullinan Amber may voluntarily terminate the MIT License Agreement for any reason after providing written notice within a specified period of time in advance, provided that all amounts due to MIT have been paid. MIT has the right to terminate the MIT License Agreement upon written notice to Cullinan Amber if Cullinan Amber ceases to carry out its business related to the MIT License Agreement. Either party may terminate the MIT License Agreement upon a material breach by the other party. Unless earlier terminated, the MIT License Agreement shall remain in effect until the expiration or abandonment of all issued patents and the filed patent application within the patent rights. Refer to Note 6 of our notes to the consolidated financial statements included in this Annual Report on Form 10-K for further detail regarding the MIT License Agreement.

Harbour

In February 2023, we entered into the Harbour License Agreement with Harbour, pursuant to which Harbour granted to us an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S. Under the terms of the Harbour License Agreement, we paid Harbour an upfront license fee of $25.0 million at signing. In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the Harbour License Agreement, effective November 2024. In connection with the termination of the Harbour License Agreement, the Company discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

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

As of February 14, 2025, our patent portfolio includes 30 patent families, including both patent applications we own, and patent applications exclusively in-licensed from external technology originators in a respective field. Specifically, we have exclusively in-licensed at least 70 granted patents and patent applications pending worldwide. Patents that may issue from our pending patent applications, are expected to expire between 2034 and 2045, excluding any patent term adjustments or extensions, if applicable, that may be available. As to the patent term extension to restore patent term effectively lost following patent grant but during the FDA regulatory review process, the restoration period cannot be longer than five years, and the total patent term including the restoration period must not exceed 14 years following FDA approval.

Our portfolio related to our CLN-978 product candidate includes five patent families, directed to compositions, and methods of using such compositions therapeutically. The first two families of patent applications contain claims directed to CLN-978 compositions, which, if issued, are expected to expire in 2040, excluding any patent term adjustments or extensions, if applicable. Patent applications for both families have been filed in Australia, Canada, mainland China, the European Patent Office (the "EPO"), Hong Kong, Israel, Japan, and the U.S. The third family of patent applications contains claims directed to alternative formats of compositions related to CLN-978, which, if issued, are expected to expire in 2039. Patent applications have been filed for this family in Australia, Canada, mainland China, the EPO, Hong Kong, Israel, Japan, South Africa, and the U.S. There are two additional patent families claiming methods of use. Two of these families, if issued, are expected to expire in 2044, and the second is expected to expire in 2045, excluding any patent term adjustments or extensions, if applicable. Each of patent families currently is comprised of a patent cooperation treaty (“PCT”) application.

We own four patent families related to our CLN-619 product candidate, including patent families directed to compositions, and methods of using such compositions therapeutically. The first family of patent applications with claims directed to CLN-619 compositions, if issued, are expected to expire in 2039 in non-U.S. jurisdictions, excluding any patent term adjustments or extensions, if applicable. This patent family includes an issued U.S. patent which received patent term adjustment and is expected to expire in 2041. A further patent family that is expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable, contains claims directed to additional antibody compositions. For these patent families, patent applications have so far been filed in Australia, Brazil, Canada, mainland China, the EPO, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, Thailand, the U.S., and Vietnam. A third patent family with claims directed to additional anti-MICA antibody compositions and methods of use, if issued, is expected to expire in 2043, excluding any patent term adjustments or extensions, if applicable. The fourth family is comprised of a PCT application directed to methods of use. Any patents issuing from an application claiming priority to this PCT application will expire in 2044, excluding any patent term adjustments or extensions, if applicable.

Zipalertinib is covered by a portfolio comprised of seven patent families that are in-licensed from our collaboration partner Taiho Pharmaceutical Co. This portfolio includes a first family claiming specific EGFR-inhibiting compositions of matter which expires in 2034, excluding any patent term adjustments or extensions. This family includes granted patents or pending applications Australia, Brazil, Canada, mainland China, the EPO, India, Indonesia, Japan, South Korea, Malaysia, Mexico, Philippines, the Russian Federation, Singapore, Taiwan, Thailand, the U.S, and Vietnam. There are five additional families that are directed to methods of use in conditions comprising exon-20 insertion mutations, exon 18 mutations, and/or exon 21 mutations, as well as treatment regimens that are expected to expire between 2037 and 2044, excluding any patent term adjustments or extensions.

Our portfolio related to our CLN-049 product candidate includes one patent family, in-licensed from the University of Tubingen, directed to compositions. This family of patent applications contain claims directed to CLN-049 compositions, which, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. This patent family includes an issued U.S. patent which received patent term adjustment and is expected to expire in 2041. Patent applications have so far been filed for this family in Australia, Brazil, Canada, mainland China, the EPO, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Singapore, South Africa, Thailand, the U.S., and Vietnam.

Our portfolio related to our CLN-617 product candidate and related preclinical program includes three patent families. The first family was in-licensed from MIT, directed to compositions, and methods of using such compositions therapeutically. This family of patent applications contain claims covering CLN-617 related compositions, which, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. Patent applications have so far been filed for this family in Australia, Brazil, Canada, mainland China, the EPO, Israel, Japan, South Korea, Singapore, and the U.S. The second family which is owned by us is directed to certain compositions, and methods of using such compositions therapeutically. This family contains claims covering directed to CLN-617 compositions, which, if issued, are expected to expire in 2041, excluding any patent term adjustments or extensions, if applicable. Patent applications have been filed for this family in Australia, Brazil, Canada, mainland China, the EPO, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Russia, Singapore, South Africa, Thailand, the U.S., and Vietnam. A third patent family with claims directed to methods of use, applications claiming priority to the PCT application in this family, if issued are expected to expire in 2044, excluding any patent term adjustments or extensions, if applicable.

Our preclinical portfolio related to compositions comprising compounds which degrade HPK1 and methods of using such compounds therapeutically, includes two patent families, one in-licensed from Icahn School of Medicine at Mount Sinai and one that is jointly owned with Icahn School of Medicine at Mount Sinai. Both patent families contain claims directed to compositions comprising HPK1 degraders and methods of using such compounds. For the in-licensed family, the applications, if issued, are expected to expire in 2040, excluding any patent term adjustments or extensions. Patent applications have been filed so far for this family in Australia, Canada, mainland China, the EPO, Japan, and the U.S. For the jointly owned family, the applications, if issued, are expected to expire in 2042, excluding any patent term adjustments or extensions. Patent applications have been filed so far for this family in Australia, Canada, mainland China, the EPO, Japan, and the U.S.

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

We contract with contract manufacturing organizations ("CMOs") to receive materials manufactured for preclinical testing, as well as clinical supply material manufactured in compliance with current GMP requirements ("cGMPs"). Because we rely on CMOs, we employ personnel with extensive technical, manufacturing, analytical, and quality experience. Our personnel have strong knowledge and understanding of the global regulations that govern manufacturing, documentation, quality assurance, and quality control of drug supply that are required to support our clinical development plans, and we conduct appropriate quality assurance oversight before and during clinical trials, in cooperation with our CMOs, to ensure compliance with the mutually agreed-upon process descriptions and cGMP regulations.

We utilize a global network of manufacturers for our programs in development, with vendors located in North America, Europe, and Asia. Certain nodes in the drug substance and drug product supply chains may rely on single source, third-party CMOs, which is typical for this stage of development. Any reduction or halt in supply of drug substance or drug product from these contract manufacturers could limit our ability to develop our product candidates until we find a qualified replacement contract manufacturer. However, in conjunction with our CMOs, we monitor and manage our supply chain network for potential changes that could impact our global or regulatory manufacturing supply strategy. We have procured or have plans to procure sufficient drug substance to supply the planned initial clinical studies for our programs. At the appropriate time in development, we intend to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of drug substance and drug product on a project-by-project basis, based on our projected development and commercial supply needs.

Zipalertinib, which we are co-developing with an affiliate of Taiho, is a small molecule that is manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale-up and does not currently require atypical equipment in the manufacturing process. We generally expect to rely on third parties for the manufacture of companion diagnostics, which are assays or tests that identify an appropriate patient population for zipalertinib. Depending on the technology solutions we select, we may rely on multiple third parties to manufacture and sell a single test.

CLN-978, CLN-619, CLN-049, and CLN-617 are manufactured from a vial of a master cell bank ("MCB") from the respective production cell lines. We have one MCB for each program that was produced and tested in accordance with cGMPs and applicable regulations. We either already have in place or intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event.

Governmental Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing, and reimbursement of drug and biologic products are extensively regulated by governmental authorities in the U.S. and other countries. The processes for obtaining regulatory approvals in the U.S. and foreign countries and jurisdictions, along with compliance of applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug and biological product development, approval, and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

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

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the U.S. For our biologic product candidates regulated under the FDCA and PHSA, such as CLN-978, CLN-619, CLN-049, and CLN-617, the FDA must approve a Biologics License Application ("BLA"). For our drug product candidates regulated under the FDCA, such as zipalertinib, the FDA must approve a New Drug Application ("NDA"). The NDA and BLA approval processes are similar and generally involve the following:

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

The FDA may, at any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed, and the FDA has notified us that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner. In addition, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. In the U.S., information about applicable clinical trials, including clinical trials results, must be submitted within a specific timeframe for publication on the www.clinicaltrials.gov website.

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

In the U.S., the FDA reviews all submitted NDAs and BLAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the application for filing. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with additional information. Once the submission is accepted for filing, the FDA begins an in-depth review of the marketing application. Applications receive either standard or priority review. Under the current goals mandated under the Prescription Drug User Fee Act (the “PDUFA”), the FDA has ten months in which to complete its initial review of a standard marketing application and respond to the applicant, and six months for a priority marketing application. The FDA does not always meet its PDUFA goal dates for standard or priority marketing applications. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the marketing application sponsor otherwise provides additional substantial information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date. The FDA may further refer an application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. Though the FDA is not bound by such recommendations, it considers them carefully when making decisions. If the FDA’s evaluations of the marketing application and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue an approval letter. If the FDA finds deficiencies in the marketing application, it may issue a complete response letter, which defines the conditions that must be met in order to secure final approval of the marketing application. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA. A resubmission by the marketing application sponsor in response to a complete response letter trigger new review periods of varying length (typically two to six months) based on the content of the resubmission. Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA. To assure GMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control. If the FDA’s evaluation of the marketing application and the commercial manufacturing procedures and facilities is not favorable, the FDA may not approve the marketing application.

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

Pediatric Studies

Under PREA, certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and effectiveness of the drug or biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor that is planning to submit a marketing application or supplement to an application for a drug or biological product that includes a new active ingredient or clinically active component, new indication, new dosage form, new dosing regimen, or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints, and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP prior to submission of a marketing application. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers for pediatric studies. Unless otherwise required by regulation, PREA does not apply to a drug or biological product for an indication for which orphan designation has been granted.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of our current and future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a marketing application plus the time between the submission date and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant marketing application.

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

In addition, both drugs and biologics can also obtain pediatric exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which attaches to the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Other U.S. Regulatory Matters

Manufacturing, sales, promotion, and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services ("CMS"), other divisions of the Department of Health and Human Services ("HHS"), the Department of Justice ("DOJ"), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments and governmental agencies.

Other Healthcare Laws in the U.S.

In the U.S., pharmaceutical manufacturers and their products are subject to extensive regulation, including laws intended to prevent fraud and abuse in the healthcare industry. These laws subject pharmaceutical manufacturers and their products to regulation by national, state and local agencies, including, but not limited to the DOJ, the Office of Inspector General of the U.S. Department of Health and Human Services, and other regulatory bodies. These laws, some of which apply to pharmaceutical manufacturers only after the manufacturers have marketed products, include:

•
federal false claims, false statements, and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•
the federal anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing and ordering of a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements related to healthcare matters;
•
the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing products prior to approval or for off-label use and regulates the distribution of samples;
•
federal laws that require pharmaceutical manufacturers to calculate, report, and certify certain complex product prices and other data to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
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

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, consumer protection and unfair competition laws, and laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, report drug product pricing information, financial interactions with health care providers, or marketing expenditures and/or require the registration of pharmaceutical sales representatives.

In addition, pharmaceutical manufacturers may also be subject to U.S. federal and state consumer protection and unfair competition laws and regulations, which broadly regulate marketplace activities and activities that potentially harm consumers.

The distribution of pharmaceutical products is subject to additional requirements and regulation, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Federal and state enforcement bodies have continued to increase their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring compliance with healthcare laws is time-consuming and costly. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices are non-compliant. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

U.S. Coverage and Reimbursement

The ability of a pharmaceutical manufacturer to successfully commercialize and achieve market acceptance of a product depends in significant part on adequate coverage and reimbursement from third-party payors, including government healthcare programs, such as Medicare and Medicaid programs, and private entities, such as managed care organizations and private health insurers. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved.

Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. To obtain or maintain coverage and reimbursement for any approved drug product, a pharmaceutical manufacturer may need to conduct expensive pharmacoeconomic studies or otherwise provide evidence to demonstrate to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain or maintain regulatory approvals. If third-party payors do not consider a product to be cost-effective compared to other available therapies, the payors may not cover the product or, if they do, the level of payment may not be sufficient to allow sale of a product at a profit.

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

Moreover, a third-party payor’s decision to provide coverage for a product does not mean that an adequate reimbursement rate will be approved. We may be required to provide mandatory discounts or rebates to certain purchasers to obtain coverage under federal healthcare programs or to sell products to government purchasers. A pharmaceutical manufacturer may have to offer discounts or rebates to private third-party payors to obtain favorable coverage. Adequate third-party reimbursement may not be available to enable us to maintain net price levels sufficient to realize an appropriate return on our investment in product development.

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

Healthcare Reform

In the U.S. and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the U.S. enacted the ACA, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; and established a Medicare Part D coverage gap discount program. More generally, the ACA expanded health care coverage through Medicaid expansion and the implementation of the “individual mandate” for health insurance coverage.

Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of past U.S. presidential administrations and will likely be a focus of the current administration. For example, federal legislation eliminated the statutory cap on Medicaid drug rebate program rebates, currently set at 100% of a drug’s “average manufacturer price”, effective January 1, 2024. As another example, the Inflation Reduction Act of 2022 (the “IRA”) includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program, replacing the ACA Medicare Part D coverage gap discount program, and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The focus on health care reform, including reform of drug pricing and payment, has continued in the wake of the IRA. For example, in 2022, subsequent to the enactment of the IRA, the Biden administration announced its commitment to expanding certain IRA reforms. Drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare, but not Medicaid, payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

In the UK, clinical trials of medicinal products for human use are primarily governed by the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). Similar to the EU, before a clinical trial can be initiated in the UK, a CTA must be obtained from the Medicines and Healthcare products Regulatory Agency (“MHRA”), as well as a positive opinion from a REC. A statutory instrument to amend the Medicines for Human Use (Clinical Trials) Regulations 2004 was laid before parliament on December 12, 2024, and will come into force in early 2026 after a 12-month implementation period to address the research sector’s need for a more efficient, streamlined, and adaptable regulatory framework for clinical trials.

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

Under the procedures described above, before granting the MA, the EMA or the NCAs of the EEA member states assess of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs. Under the Northern Ireland Protocol, centralized MAs were recognized in Northern Ireland until it was replaced by the Windsor Framework as detailed below.

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

Similar to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the national competent authorities of the EU member states. This oversight applies both before and after the granting of manufacturing and marketing authorizations. It includes compliance with EU GMP and GDP rules in relation to such activities as distribution, importing and exporting of medicinal products, rules governing conduct of pharmacovigilance, including good pharmacovigilance practices (“GVP”), and requirements governing advertising, promotion and sale of medicinal products.

The EU is undergoing a revision of its general pharmaceutical legislation to consolidate various legal instruments and introduce significant changes to achieve key policy objectives such as improving patient access to medicines, enhancing supply chain security, promoting innovation, ensuring environmental sustainability, and addressing antimicrobial resistance. The legislative proposal was considered by the European Parliament in April 2024 for a position to be adopted. The legislative process will take considerable time to complete as the proposal will require agreement by the European Parliament and the European Council. It is unlikely that an agreement would be adopted before 2026.

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

European Data and Marketing Exclusivity

In the EEA, innovative medicinal products (including both small molecules and biological medicinal products) approved on the basis of a complete independent data package consisting of quality, preclinical testing results, and clinical trial data benefit from eight years of data exclusivity upon grant of an MA and an additional two years of market exclusivity. The data exclusivity prevents generic or biosimilar applicants from cross-referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference medicinal product when applying for a generic or biosimilar MA until the data exclusivity period has expired. During the additional two-year period of market exclusivity, a generic or biosimilar MA can be submitted, and the innovator’s pre-clinical and clinical data can be cross-referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. The UK domestic law follows the same formula of regulatory data and market exclusivity. This period of data and marketing exclusivity may be reduced under the EU legislative proposal as referenced above.

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

In the EEA and the UK, orphan drug designation/status (as applicable) entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following MA grant for the orphan product. This period may be reduced to six years if, at the end of the fifth year, it is established that the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. During the period of market exclusivity, MA may only be granted to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The period of orphan market exclusivity may be reduced under the EU legislative proposal as referenced above.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as “Brexit”. Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical legislation remained applicable to the UK. When the transition period expired on December 31, 2020, the UK became a “third country” for the purposes of EU law. Since the UK had already implemented the EU pharmaceutical legislation into its domestic legislation through the Human Medicines Regulations 2012, as amended, immediate changes were made to this legislation to reflect the UK’s new status. Article 5(4) of Annex 2 to the Northern Ireland Protocol contained in the Agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the European Union and the European Atomic Energy Community requires certain aspects of EU pharmaceutical law to be applied in Northern Ireland following the UK’s withdrawal from the EU. As mentioned above, from January 1, 2025, the Windsor Protocol disapplies EU pharmaceutical law in Northern Ireland.

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

Global Drug Development Regulation

For other countries outside of the U.S. and EU, such as countries in Asia, Australia, and Eastern Europe, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of December 31, 2024, we had 111 full-time employees. 37 of our employees have M.D. or Ph.D. degrees. Within our workforce, 78 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. Five of the nine members of our management executive team are women. Across our broader population, approximately 67% of full-time employees are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our offices are located in Cambridge, Massachusetts. We believe our location in the Greater Boston area provides access to a vibrant biotech and pharmaceutical talent pool. We have programs in place to attract and retain talent, including stock-based compensation and cash performance awards, and we believe that our employee compensation is both competitive and equitable. We are also committed to the health, safety, and well-being of our employees at all times, follow federal, state, and local rules and guidelines to ensure the safety of our workforce, and provide resources to assist our employees in managing their overall physical and mental health. Further, we have a performance management and talent development process in which managers provide regular feedback and coaching to develop employees. We believe that open and honest communication among team members, managers, and leadership fosters a work environment where everyone can participate, develop, and thrive. We value career development for all employees, and we provide reimbursement and time for employees to attend professional development courses ranging across technical training, competency-based workshops, and leadership development programs.

As a mission driven organization, we believe the engagement and dedication of our employees is central to our success, and we endeavor to employ talented individuals who have the skills and expertise to help us achieve our goals. Our executive management team places significant focus and attention on matters concerning our human capital assets, including capability development of our workforce. We are committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect, and in accordance with all applicable laws. In addition, we value diversity because we believe that our business benefits from the different perspectives that a diverse workforce brings and that a diverse workforce is important to our success.

All employees must adhere to a code of conduct, which defines standards for appropriate behavior, along with a policy prohibiting unlawful harassment, discrimination and retaliation. Our processes in recruitment, hiring, development, training, compensation, and advancement are based on qualifications, performance, skills, and experience without regard to gender, race, ethnicity, sexual orientation, religion, age, disability, or any other legally protected characteristic.

Corporate Information

We were incorporated under the laws of the State of Delaware in September 2016. Our principal executive offices are located at One Main Street, Suite 1350, Cambridge, MA 02142 and our telephone number is (617) 410-4650. In April 2024, we changed our name from Cullinan Oncology, Inc. to Cullinan Therapeutics, Inc.

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

Available Information

Our corporate website address is https://www.cullinantx.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is as an inactive textual reference only.

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

Additionally, we and third parties may have limited preclinical and clinical data, and a more limited understanding generally, with respect to certain indications for which our product candidates are being developed, including autoimmune diseases, and we cannot predict the extent to which the safety and efficacy of a product candidate may vary across indications. We may encounter significant challenges creating appropriate models and assays for evaluating the safety and efficacy of our product candidates and may not be able to provide sufficient data or other evidence, to the satisfaction of regulatory authorities, that certain unexpected results observed in preclinical and clinical testing of our product candidates are not indicative of the potential safety issues of such product candidates. We may develop program plans and timelines for certain product candidates based on our experience with such product candidates in different indications or with other product candidates that incorporate or were developed with the same technologies based on our expectation that such product candidates will perform and act similarly. However, our product candidates may reveal unexpected, important differences, including with respect to safety or efficacy, when developed in different indications or as compared to such other product candidates, including differences that may require changes to the manufacturing process or clinical development plan that require additional time and resources beyond what we initially anticipated. Any such occurrence could require us to adjust or alter our development plans, which could delay, harm, or prevent our ability to develop and commercialize or receive regulatory approval for such product candidates.

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

We may experience delays in initiating or completing preclinical studies or clinical trials, including as a result of delays in obtaining, or failure to obtain, the FDA’s clearance to initiate clinical trials under future investigational new drug applications ("INDs"). Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will not require a redesign, enroll an adequate number of subjects on time, or be completed on schedule, if at all. We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or terminate our clinical trials, or delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

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
•
we may be unable to add or be delayed in adding a sufficient number of clinical trial sites and obtaining institutional review board (“IRB"), or research ethics committee (“REC”) approval at each clinical trial site;
•
preclinical studies or clinical trials of our product candidates may fail to show safety or efficacy or otherwise produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or abandon our research efforts for our other product candidates;
•
preclinical studies or clinical trials of our product candidates may not produce differentiated or clinically significant results across indications or tumor types;
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
•
regulators may revise the requirements for development, approval and marketing our product candidates, or such requirements may not be as we anticipate; and
•
collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs, or RECs of the institutions in which such clinical trials are being conducted, by the data safety monitoring board, if any, for such clinical trial or by the FDA or other comparable regulatory authorities. Such authorities may suspend, place on clinical hold, or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We are early in our development efforts. We are developing CLN-978, our lead product candidate, for autoimmune diseases through an ongoing Phase 1 clinical trial in SLE in the U.S., Europe, and Australia and plan to initiate a company-sponsored Phase 1 clinical trial in RA in Europe. Our lead unpartnered oncology product candidate, CLN-619, is in a Phase 1 clinical trial. In collaboration with our partners at Taiho Pharmaceutical Co., Ltd (“Taiho”), we are evaluating zipalertinib in a pivotal Phase 2b clinical trial in patients with EGFRex20 non-small cell lung cancer ("NSCLC") who progressed after prior systemic therapy, and in a global Phase 3 clinical trial in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients. Additionally, our other product candidates, CLN-049 and CLN-617, are each in Phase 1 clinical trials. Our ability to generate product revenues, which we do not expect will occur for years, if ever, will depend heavily on the successful clinical development and eventual commercialization of our current and future product candidates, if approved. The success of our current and future product candidates will depend on several factors, including the following:

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
•
effectively competing with other autoimmune and cancer therapies;
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

There is no guarantee that the results obtained in preclinical studies or our clinical trials of our current and future product candidates will be sufficient to obtain regulatory approval or marketing authorization for such product candidates. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or other applicable regulatory submission, such regulatory authorities may change their requirements or recommendations in the future. The FDA, European Medicines Agency (“EMA”) or comparable foreign regulatory authorities may require the analysis of data from clinical trials assessing different doses of a product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of larger clinical trials in a specific indication. Any delays or failure to obtain regulatory approvals or clearances to initiate our clinical trials may prevent us from completing our clinical trials or commercializing our current and future product candidates on a timely basis, if at all.

Although we believe our product candidates and programs are uncorrelated, negative results in the development process of one product candidate could impact other product candidates or programs. In autoimmune diseases, our product candidates may demonstrate different safety and or efficacy in each of the different diseases we plan on evaluating in our clinical trials. For each of our oncology product candidates, antitumor activity may be different in each of the different tumor types we plan on evaluating in our clinical trials. Even as we build clinical experience with our product candidates, we may need to further discuss or meet with the FDA and other comparable foreign regulatory authorities to agree on the optimal patient population, clinical trial design, and size for each clinical trial in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

Successful development and regulatory marketing authorization for some of our product candidates is dependent upon our ability to identify patients with certain genetic mutations, and even if regulatory authorities grant marketing authorizations for any of our product candidates, such authorizations may be granted for more limited patient populations.

The scientific evidence to support the feasibility of developing product candidates based on our discoveries to date is both preliminary and limited. The patient populations for certain of our product candidates are limited to those with specific target mutations, and we will need to screen and identify these patients with the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations and larger classes of mutations, such as epidermal growth factor receptor exon 20 insertion mutations, respond to our product candidates, and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation or class of mutations will be large enough to allow us to successfully obtain indications for each mutation type and to commercialize our product candidates and achieve profitability. The FDA and other comparable regulatory authorities may not agree with our approach to seek labeling for groups of related mutations, rather than individual mutations, and may require us to conduct additional clinical trials and obtain separate approvals for each individual mutation, which may further affect our ability to successfully commercialize our product candidates, if approved. In addition, in autoimmune diseases, we may be unable to identify clinical features or biomarkers predictive of response, presenting potential challenges to broad development of our product candidates in one or more potential indications. Similarly, even if our approach is successful in showing clinical benefit for tumors harboring certain targeted mutations, we may never successfully identify additional oncogenic mutations. Therefore, we do not know if our approach will be successful, and if our approach is unsuccessful, our business will suffer.

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates and ultimately delay or prevent regulatory approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll enough eligible patients to participate in these clinical trials as required by the FDA or similar regulatory authorities outside the U.S., or as needed to provide appropriate statistical power for a given clinical trial. For example, in early phase autoimmune disease development, identification of patients with appropriate disease severity and/or willingness to accept the potential risks associated with a novel approach to treating their disease could impair enrollment. Similarly, because we are focused on patients with specific genetic mutations for the development of zipalertinib, our ability to enroll eligible patients may be limited or enrollment may be slower than we anticipate due to the small eligible patient population.

In addition to the potentially small populations, the eligibility criteria of our planned clinical trials for some of our product candidates will further limit the pool of available clinical trial participants as we require that patients have specific characteristics, such as a certain severity or stage of disease progression, to include them in a clinical trial. Additionally, the process of finding eligible patients may prove costly. We also may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under clinical trial, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, the availability of patients with appropriate disease severity and extent of prior therapy in autoimmune disease indications, the availability of genetic sequencing information for patient tumors so that we can identify patients with the targeted genetic mutations for our oncology studies, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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
•
the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•
factors we may not be able to control, such as future pandemics that may limit patients, principal investigators or staff or clinical site availability.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a clinical trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because certain of our product candidates represent a departure from more commonly used methods for autoimmune diseases or cancer treatment and because certain of our product candidates have not been tested in humans before, potential patients and their doctors may be inclined to use conventional therapies, such as conventional immune suppressing medications in autoimmune diseases or chemotherapy in oncology, rather than enroll patients in any future clinical trial of our product candidates.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in April 2024, we announced the expansion of the development of CLN-978 in autoimmune diseases based the treatment of three patients in a Phase 1 dose escalation trial of CLN-978 in patients with relapsed/refractory B cell non-Hodgkin lymphoma (“B-NHL”). Results from our Phase 1b trials of CLN-978 in systemic lupus erythematosus or other future trials may differ from the results of our prior Phase 1 trial in CLN-978 in relapsed/refractory B-NHL. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and our ability to obtain approval for, and commercialize, our product candidates may be harmed. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

We may not be able to file INDs, IND amendments or other similar regulatory submissions outside of the U.S. to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or foreign regulatory authorities may not permit us to proceed.

Each of our product candidates have INDs which are currently in effect. However, we may not be able to file future INDs for our other product candidates on the timelines we expect. Additionally, we may experience manufacturing delays or other delays with IND-enabling studies, or the FDA or other comparable regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be sure that submission of an IND or similar regulatory submissions will result in the FDA or other comparable regulatory authority allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs or independent ethics committees, or by the FDA or other comparable regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if the FDA or other comparable regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or other similar regulatory submission, we cannot guarantee that they will not change their requirements or expectations in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs or similar regulatory submissions on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval.

Our product candidates may cause undesirable side effects. Additionally, the administration process or related procedures also can cause adverse side effects. Adverse events that occur in our clinical trials may cause us, or cause the FDA or other comparable regulatory authorities, or IRBs, RECs, or equivalent organizations to order us to halt, delay or amend preclinical development or clinical development of our product candidates and could result in more restrictive labeling or the denial of regulatory approval of our product candidates for any or all targeted indications. Even if serious adverse events are unrelated to study treatment, such occurrences could affect patient enrollment or the ability of enrolled patients to complete the clinical trial. In addition, if any of our product candidates are tested or used in combination with other drugs, such as our plans to potentially use CLN-619 in combination with other agents, these combinations may have additional side effects, which could be more severe than those caused by either therapy alone.

Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered when a significantly larger number of patients have been exposed to the product candidate. For example, while we believe that CLN-978, zipalertinib and CLN-619 have demonstrated manageable tolerability profiles thus far, there can be no assurance that they or any of our other product candidates will not cause more severe side effects in a greater proportion of patients.

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
•
we may be required to change the way such product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the product candidates with the potential restriction of their clinical use;
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
•
personal injury claims, actions, lawsuits and proceedings that may arise from exposure to or taking our product candidates; and
•
our reputation may suffer.

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

The preliminary results of clinical trials with smaller sample sizes can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the characteristics of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. Further, the FDA or other comparable regulatory authorities may require us to conduct additional and larger clinical trials than we may plan to support applications for marketing authorization. If we conduct any future clinical trials of our current and future product candidates, we may not achieve a positive or statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on prior results.

We are currently conducting and may in the future conduct clinical trials for product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting clinical trials for our product candidates outside the U.S., including in Europe and Australia. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. If data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, and (ii) the clinical trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP") regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, foreign clinical trials are subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. We would need to conduct additional trials if the FDA or any comparable foreign regulatory authority does not accept data from clinical trials conducted outside of the U.S. or the applicable foreign jurisdiction, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the U.S. or any such foreign jurisdiction.

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

Further, we will not be able to market and sell any product candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

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

In connection with the clinical development of our product candidates for certain indications, we need to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive benefit from our product candidates, as we are targeting certain genetically defined populations for our treatments. Such companion diagnostics may be used during our clinical trials and may be required in connection with the FDA approval of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. Companion diagnostics are subject to regulation by the FDA, the EMA, and other comparable regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.

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

We began substantive operations in 2017. Our operations to date have involved organizing and staffing our company, business planning, raising capital, identifying, acquiring, and investing in potential product candidates, undertaking clinical trials, building our intellectual property portfolio, and establishing arrangements and collaborating with third parties for identification, discovery and research activities, preclinical studies, clinical trials, and the manufacture of initial quantities of our product candidates and component materials. We have not yet demonstrated our ability to successfully conduct late-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization.

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

We have a history of significant net losses since we began substantive operations. For 2024 and 2023, we reported a net loss of $167.6 million and $155.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $368.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

Our ability to become profitable depends upon our ability to generate revenue. Other than a previous licensing agreement, we have not generated any other license or collaboration revenue or any sales revenue from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-978, CLN-619, zipalertinib (pursuant to the co-development agreement with an affiliate of Taiho), CLN-049, and CLN-617 in clinical development, in addition to our other programs that are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

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
•
the actual and perceived availability, cost, risk profile, and efficacy of our current and future product candidates, if approved, relative to existing and future alternative therapies and competitive product candidates and technologies;
•
the equal cost-sharing structure for clinical development and commercialization costs of zipalertinib in the U.S. and the equal profit-sharing structure from potential future U.S. sales of zipalertinib, each pursuant to the co-development agreement with an affiliate of Taiho;
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

The development of pharmaceutical products is capital intensive. We are currently advancing CLN-978, CLN-619, zipalertinib (pursuant to the co-development agreement with an affiliate of Taiho), CLN-049, and CLN-617 in clinical development and making further investments in our preclinical programs. We expect our expenses to increase in parallel with our ongoing activities, as described above under the risk factor entitled “We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.” We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $399.0 million, and long-term investments and interest receivable of $207.9 million. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2028.

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
•
the equal cost-sharing structure for clinical development and commercialization costs of zipalertinib in the U.S. and the equal profit-sharing structure from potential future U.S. sales of zipalertinib, each pursuant to the co-development agreement with an affiliate of Taiho;
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

We have a co-development agreement with an affiliate of Taiho to co-develop and, at our option, co-commercialize zipalertinib in the U.S. Pursuant to the terms of the co-development agreement with an affiliate of Taiho, development costs for zipalertinib are shared equally between us and Taiho, with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

We intend to engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership, including the co-development agreement with an affiliate of Taiho, may entail numerous risks to us, including:

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

As of February 19, 2025, the number of shares of our common stock outstanding excludes approximately 13.7 million shares of common stock issuable upon the exercise of stock options, having a weighted-average exercise price of $15.31 per share. The exercise of outstanding stock options for common stock would be substantially dilutive to existing stockholders. As of February 19, 2025, the number of shares of our common stock outstanding also excludes approximately 0.3 million shares of common stock issuable upon the exercise of pre-funded warrants having an exercise price of $0.001 per share, approximately 2.3 million shares of common stock issuable upon vesting of restricted stock units (assuming the Company achieves its corporate stock price metrics at the target achievement level), approximately 1.8 million shares of common stock reserved for future issuance under our 2021 Stock Option and Incentive Plan and 2.2 million shares of common stock reserved for future issuance under our 2021 Employee Stock Purchase Plan, as amended. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Our operations and financial condition have been and could continue to be adversely affected by global and regional economic conditions in ways we may not be able to predict or control.

Our operations and financial condition have been and could continue to be adversely affected by global or regional economic conditions if markets decline in the future, whether related to a public health crisis similar to the COVID-19 pandemic, the Russian invasion of Ukraine, the Israel-Hamas war, U.S.-China relations, U.S.-Iran relations, higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending, especially in relation to construction and real estate development.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, contract manufacturing organizations (“CMOs”) and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks Related to Our Corporate Structure

We may not be successful in our efforts to build a pipeline of product candidates with commercial value.

We may not be successful in our efforts in building a pipeline of product candidates for the treatment of various autoimmune diseases and cancers through acquisitions, licensing or through internal development or in progressing these product candidates through clinical development. Although we analyze whether we can replicate scientific results observed prior to our acquisition or investment in a product candidate, we may not be successful in doing so after our investment. For example, pharmacodynamic activity of B cell depleting agents such as CLN-978 has not always been associated with sufficient anti-disease activity to support broad development in indications of sufficient commercial opportunity. Similarly, we may not be successful in identifying additional genetic mutations which are oncogenic and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound.

An element of our strategy is to form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties for programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, are more advanced in development than competitors, or have a combination of these attributes. We face significant competition in seeking appropriate strategic partners and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing products that ultimately do not provide a return on our investment. We have terminated programs and expect to terminate programs in the future if they do not meet our criteria for advancement. For example, following a review of the data from our Phase 1 clinical trial in CLN-418, we decided to discontinue development of CLN-418 and terminated the license agreement with Harbour BioMed US Inc.

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

Our reliance on a limited number of employees presents operational challenges that may adversely affect our business.

As of December 31, 2024, we had 111 full-time employees upon which we rely for various research and development, administrative and other support services. The small size of our team may limit our ability to devote adequate personnel, time, and resources to our research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate research and development, administrative, or other services, our business, financial condition, and results of operations could be harmed.

We will no longer qualify as an “emerging growth company” nor a “smaller reporting company” after December 31, 2024, and, as a result, we will have to comply with increased disclosure and compliance requirements.

Prior to December 31, 2024, we were an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act and a “smaller reporting company” (“SRC”) under the Securities and Exchange Commission (“SEC”) rules. However, because (i) the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2024, (ii) we have been a public company for more than one year, and (iii) we have filed at least one annual report, we no longer qualified as an EGC or a SRC as of December 31, 2024 and became a large accelerated filer beginning January 1, 2025.

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC and a SRC. These requirements include, but are not limited to:

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

We expect that the loss of EGC and SRC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Potential Commercialization

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, and others in the medical community.

The use of T cell engagers in immunology and oncology is a recent development and may not become broadly accepted by physicians, patients, hospitals, treatment centers, and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

•
the clinical indications for which our product candidates are licensed;
•
physicians, hospitals, treatment centers, and patients considering our product candidates as a safe and effective treatment;
•
the potential and perceived advantages of our product candidates over alternative treatments;
•
the prevalence and severity of any side effects caused by our product candidates;
•
the prevalence and severity of any side effects for other precision medicines and public perception of other precision medicines;
•
product labeling or product insert requirements of the FDA or other comparable regulatory authorities;
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

If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, treatment centers or others in the medical community, we will not be able to generate significant revenue.

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

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other comparable regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. If our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates, we could see a reduction or elimination in our commercial opportunity. For additional information regarding our competition, see the section of this Annual Report on Form 10-K titled “Business—Competition.”

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

Moreover, a third-party payor’s decision to provide coverage for a product does not mean that an adequate reimbursement rate will be approved. We may be required to provide mandatory discounts or rebates to certain purchasers to obtain coverage under federal healthcare programs, or to sell products to government purchasers. We also may have to offer discounts or rebates to private third-party payors to obtain favorable coverage. There has been significant consolidation in the health insurance industry, increasing the leverage of large insurers and pharmacy benefit managers in pricing and other negotiations and potentially impacting potential drug product sales, business and results of operations.

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

Beyond the ACA, there have been ongoing healthcare reform efforts. Significantly, the Inflation Reduction Act (the "IRA") of 2022 includes a number of healthcare reform provisions. The IRA, which has varying implementation dates, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces; eliminates the “donut hole” under the Medicare Part D program by lowering the beneficiary maximum out-of-pocket cost and establishing a new manufacturer discount program; imposes new Medicare Part B and Part D drug price inflation rebates, and implements a drug price negotiation program for certain high spend Medicare Part B and D drugs. The IRA is anticipated to have a significant impact on the pharmaceutical industry. Such healthcare reform efforts have been and likely will continue to be subject to legal challenge.

Further, there has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing; review the relationship between pricing and manufacturer patient programs; assess the role of pharmacy benefit managers in prescription drug pricing; and reform government program reimbursement methodologies for products. For example, in addition to the IRA drug pricing reforms, federal legislation eliminated the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”) effective January 1, 2024.

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

Drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress.

The continuing efforts of the government as well as third-party payors to limit access to healthcare, reduce the scope of coverage of healthcare, contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our products;
•
our ability to obtain coverage and reimbursement approval for a product;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2032 unless additional congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

We expect that current and any future healthcare reform or budget measures in the U.S. or abroad may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the payment that we receive or price that we may charge for any approved product. The implementation of such reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the handling, use, storage, treatment and disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

The market opportunities for our product candidates and forecasts of market growth may not be accurate, and the actual market for our products may be smaller than we estimate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including sales of our competitors, scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect in general, or as to their applicability to our company. Further, new trials may change the estimated incidence or prevalence of these diseases. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the ability of our product candidates to improve on the safety, convenience, cost and efficacy of competing therapies or therapies in development, acceptance by the medical community and patients, drug pricing and reimbursement. The number of patients in the U.S., other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export are subject to comprehensive regulation by the FDA and other comparable regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Whether the results from our current ongoing clinical trials and other trials will suffice to obtain approval will be a review issue and the FDA may not grant approval and may require that we conduct one or more controlled clinical trials to obtain approval. Additionally, even if the FDA grants approval for one or more of our product candidates, it may be for a narrower indication than we seek. Regulatory authorities, including the FDA, also may impose significant limitations in the form of narrow indications, warnings, or a REMS. These regulatory authorities may require labeling that includes precautions or contra-indications with respect to conditions of use, or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of any product candidates we may develop. To date, we have had interactions with various regulatory authorities globally.

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
•
the FDA or comparable foreign regulatory authorities may disagree with our development strategy;
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
•
the FDA or comparable foreign regulatory authorities may determine that the manufacturing processes or controls or the facilities of third-party manufacturers with which we contract for clinical and commercial supplies are inadequate; and
•
the policies or regulations of the FDA or comparable foreign regulatory authorities regarding development, approval, and marketing of biological products may significantly change, including, but not limited to, as a result of the 2024 U.S. presidential election, and our clinical data may be rendered insufficient for approval or we may not be able to market our product candidates in the manner in which we anticipate.

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

We may seek orphan drug designation for some of our current and future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tumor-agnostic therapies, and the FDA may interpret the federal Food, Drug and Cosmetic Act, as amended (the "FDCA"), and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for zipalertinib or any other product candidate may not result in a faster development process, review or approval compared to candidate products developed and considered for approval that have not received Breakthrough Therapy designation and does not assure ultimate approval by the FDA. Even though we may seek Breakthrough Therapy designation for some or all of our current or future product candidates for the treatment of various autoimmune diseases or cancers, there can be no assurance that we will receive Breakthrough Therapy designation for such product candidates.

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

In December 2022, Congress clarified through FDORA, that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

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

Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. Since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

The Consolidated Appropriations Act, which was enacted on December 27, 2020 required that the “patent dance” lists be made public in the FDA’s Database of Licensed Biological Products (the “Purple Book”). In particular, within 30 days of exchanging a patent list (patents with expiry dates) with a biosimilar applicant, reference product BLA holders must submit that patent list, as well as any supplemental lists, to the FDA. This information was previously maintained as confidential as between the BLA holder and biosimilar applicant. A BLA holder may still assert other patents against future filers, and publication of these lists does not exclude enforcement of newly granted patents. Additionally, under the Consolidated Appropriations Act, 2021, the FDA must now update the Purple Book every 30 days and publish in the Purple Book the following information about patented biological products:

•
a list of each biological product, by nonproprietary name, for which a biologics license is in effect;
•
the date of licensure and the application number;
•
the licensure status and, as available, the marketing status; and
•
exclusivity periods.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our small-molecule investigational products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications ("ANDAs"), in the U.S. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

The FDA’s and other comparable regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The FDA and other comparable regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other comparable regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use. If any of our product candidates are approved and we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. Violation of the FDCA, and other statutes, including the False Claims Act (the "FCA") and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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
•
federal laws that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices and other data to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
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

We may be subject to additional data privacy restrictions as we continue to enroll subjects in our ongoing or future clinical trials. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation (the "GDPR") which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that are established in the EEA or which are not established in the EEA but collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. The GDPR imposes stringent operational requirements for controllers and processors of personal data, including, for example, requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing and maintaining a process to address data subject rights, implementing safeguards to protect the security and confidentiality of personal data, providing notification to data subjects and government authorities of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to most countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and potential liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries within the EEA. Compliance with the GDPR will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European data processing activities. Following the UK’s exit from the EU, our processing of personal data of persons located in the United Kingdom subjects us to the UK Data Protection Act 2018 and the “UK GDPR” as defined by the Data Protection Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”). The UK GDPR imposes similar obligations on data controllers and processors to those found in the GDPR and carries with it fines similar to those of the GDPR. The UK’s data protection authority, the Information Commissioner’s Office, had indicated that it will continue to enforce the UK GDPR in line with the enforcement of GDPR in the EU, and currently the UK GDPR and EU GDPR are broadly aligned. However, the UK government on October 23, 2024 introduced a draft Data (Use and Access) Bill which is currently making its way through the House of Lords, and proposes certain amendments to the data protection regime in the UK, and once passed, will create slight divergences between the EU and UK data protection regimes.

Recent legal developments in the EU and UK have also created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. and other countries. On July 10, 2023, the European Commission issued an EU-U.S. data adequacy decision on the basis of the new framework for transatlantic data flows, the EU-U.S. Data Privacy Framework (“DPF”). Companies must self-certify to the U.S. Department of Commerce that they comply with the principles of the DPF in order to benefit from the new mechanism to transfer personal data from the EU (and the UK and Switzerland under the respective extensions to the DPF) and the U.S. Companies who have not certified to the DPF will continue to be subject to the current rules on international transfers under the GDPR and UK GDPR, including, for example, ensuring that the Standard Contractual Clauses, published by the European Commission in 2021, are in place where required. The DPF has already been subjected to legal challenge, and it is likely to be subjected to further challenges in the future. The impact of these developments on the ability to lawfully transfer personal information from the EEA and UK to the U.S. and other countries has led to increased scrutiny on data transfers out of the EEA and UK and may increase our costs of compliance with data privacy legislation.

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

Moreover, some of our intellectual property may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such intellectual property, including patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed intellectual property, including patents and patent applications, in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

We own five patent families related to CLN-978. We own four patent families related to CLN-619. We have in-licensed seven patent families related to zipalertinib as part of our co-development agreement with an affiliate of Taiho. We have in-licensed one patent family related to CLN-049. We have in-licensed one patent family and own two patent families related to CLN-617.

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

Additionally, we do not directly control the manufacturing facilities where our product candidates are made, and we must depend on CMOs to make our product candidates according to standards for quality and reliability. We do not own any manufacturing facilities or equipment. We cannot provide assurance that we will be able to obtain qualified contract manufacturing services on reasonable terms. If any CMO with whom we contract fails to perform its obligations or has challenges sourcing raw materials, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In such a scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We may need to verify, such as through a manufacturing comparability or bridging study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another comparable regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to advance clinical trials or otherwise develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently, which may increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require us to conduct further additional clinical trials.

In addition to our existing collaborations, we may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

As noted above, we may receive up to $130.0 million from Taiho upon the achievement of certain U.S. regulatory milestones related to zipalertinib. There is no guarantee that these milestones will be achieved or that we will receive any of the $130.0 million. We have a co-development agreement with an affiliate of Taiho to co-develop and, at our option, co-commercialize zipalertinib in the U.S. Pursuant to the terms of the co-development agreement, we each equally contribute to the clinical development costs of zipalertinib in the U.S., and will each receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. There is no guarantee that the co-development and co-commercialization will be successful or that we will receive any net profits and we could lose money.

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

Additionally, for some of our product candidates, we rely on third parties located in China to manufacture and supply certain raw materials, drug substances, and/or drug products, and we expect to continue to use such third-party manufacturers as needed. A natural disaster, epidemic or pandemic disease outbreak, trade war, political unrest or other event(s) in China or in adjacent geopolitical territories could disrupt the business or operations of our CMOs with whom we conduct business now or in the future. Any disruption in China or in adjacent geopolitical territories that significantly impacts such third parties, including their ability to produce and deliver materials according to our contracts in adequate quantities to meet our needs could impede, delay, limit, or prevent the research and development of our current and future product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, recently proposed legislation (BIOSECURE Act) by certain U.S. lawmakers called for possible restrictions against certain named Chinese CMOs, such as WuXi AppTec and WuXi Biologics. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates including pursuant to any of our manufacturing service arrangements with WuXi AppTec or WuXi Biologics. Such events could have an adverse effect on our business, financial condition and results of operations.

The manufacture of drug products, and particularly biologics, is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current and future product candidates, if approved, could be delayed or prevented.

Manufacturing drugs, particularly biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. Each lot of an approved biologic must undergo thorough testing for identity, strength, quality, purity, and potency. Manufacturing biologics requires facilities specifically designed for and validated for this purpose, and sophisticated quality assurance and quality control procedures are necessary. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business.

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

As of December 31, 2024, we had 111 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We also continue to provide for remote work for our employees, which may increase our vulnerability to cyber and other information technology risks. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, ransomware, business email compromise, phishing attacks, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our devices and drugs or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks. Furthermore, we cannot be sure that insurance will continue to be available to us on commercially reasonable terms, if at all, or that any insurer will not deny coverage as to any future claim.

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

As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

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
•
the size and growth of our initial target markets;
•
our ability to successfully treat additional types of autoimmune diseases or cancers or at different stages;
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

Our principal stockholders and management own a significant percentage of our stock and could be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially owned approximately 41.8% of our voting stock, based on 58,618,729 shares of our common stock deemed to be outstanding as of December 31, 2024, which assumes conversion of 108,119 shares of outstanding convertible preferred stock into shares of common stock. These stockholders could have the ability to influence us through their ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss ("NOL") carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. As a result of our most recent private placements and other transactions that have occurred over the past three years, we may have experienced, and may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had U.S. federal and state NOL carryforwards of $125.3 million and $128.2 million, respectively, which could be limited if we experience an “ownership change.” As of December 31, 2024, $123.9 million our federal NOLs can be carried forward indefinitely and $1.4 million, which were generated prior to 2018, expire in 2037. As of December 31, 2024, state NOL carryforwards begin to expire in 2031. As of December 31, 2024, we had federal and state research and development tax credit carryforwards of $5.4 million and $2.0 million, respectively, which could be limited if we experience an “ownership change.” As of December 31, 2024, our federal research and development tax credit carryforwards begin to expire in 2036, $0.3 million of our state research and development tax credit carryforwards can be carried forward indefinitely, and the remaining $1.7 million of our state research and development tax credit carryforwards expires beginning in 2036. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017 (the "TCJA"), may cause a reduction in the economic benefit of our NOL carryforwards and other deferred tax assets available to us. Under the TCJA, federal NOLs generated after December 31, 2017 will not be subject to expiration but will not be permitted to be carried back. In addition, under the TCJA, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our second amended and restated certificate of incorporation and third amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our second amended and restated certificate of incorporation and third amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our third amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our third amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (5) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our third amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Delaware will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as the Company is incorporated in the State of Delaware. In addition, our third amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our third amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the U.S. District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

If we fail to adequately staff our accounting and finance function to address the additional demands that are applicable to us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal control over financial reporting, it could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer. As a large accelerated filer, we are subject to additional internal control requirements of the Sarbanes-Oxley Act of 2002.

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

Governance

The audit committee of the Board oversees the Company’s risk management program, including the management of risks arising from cybersecurity threats. The audit committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. When necessary, the Board receives prompt and timely information regarding any material cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, the audit committee of the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Head of Information Technology.

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

Stockholders

As of December 31, 2024, there were 14 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Immunology

•
CLN-978 is a CD19xCD3 T cell engager ("TCE") that we are developing for autoimmune diseases. CLN-978 is being investigated in a global Phase 1 clinical trial in patients with moderate to severe systemic lupus erythematosus (“SLE”). We plan to share initial clinical data for CLN-978 in SLE in the fourth quarter of 2025. In the second quarter of 2025, we plan to initiate a company-sponsored Phase 1 clinical trial to evaluate CLN-978 in patients with rheumatoid arthritis (“RA”), designed and executed in collaboration with the Friedrich-Alexander University of Erlangen-Nuremberg and Università Cattolica del Sacro Cuore, Rome.

Oncology

•
CLN-619, our lead unpartnered oncology program, is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. CLN-619 is being investigated as both monotherapy and in combination with checkpoint inhibitor (“CPI”) therapy or chemotherapy in an ongoing Phase 1 clinical trial in patients with advanced solid tumors. Initial data from the disease specific expansion cohorts for endometrial and cervical cancers are anticipated in the second quarter of 2025. CLN-619 is also being evaluated in a Phase 1 clinical trial in patients with relapsed/refractory multiple myeloma.
•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 ("EGFRex20") insertion mutations with relative sparing of cells expressing wild-type EGFR. We are evaluating zipalertinib in a pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFRex20 non-small cell lung cancer (“NSCLC”) who progressed after prior systemic therapy. In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of overall response rate ("ORR") in patients with EGFRex20 NSCLC who have received prior therapy, and we plan to share full results at mid-year 2025. Pending discussions with the U.S. Food and Drug Administration (the "FDA"), we plan to submit for U.S. regulatory approval in the second half of 2025. Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFRex20 NSCLC adult patients.
•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome ("MDS"). CLN-049 is also being evaluated in a Phase 1 clinical trial in measurable residual disease positive AML.
•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 ("IL-2") and interleukin-12 ("IL-12") with tumor retention domains for the treatment of solid tumors. CLN-617 is being investigated in a Phase 1 clinical trial in patients with advanced solid tumors.

Preclinical Programs

In addition to the product candidates described above, we are actively developing several preclinical programs by leveraging our own internal expertise and through partnerships with external collaborators.

Recently Discontinued Program

Previously, we were evaluating CLN-418, a fully human bispecific immune activator targeting B7H4 and 4-1BB that we licensed from Harbour BioMed US Inc (“Harbour”) in a Phase 1 clinical trial. In August 2024, following a review of the data from the Phase 1 clinical trial, we notified Harbour of our decision to terminate the license and collaboration agreement for CLN-418 (the “Harbour License Agreement”), effective November 2024. In connection with the termination of the Harbour License Agreement, we discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour to focus our resources on our other product candidates.

Intellectual Property

We hold the worldwide intellectual property rights for CLN-978, and we hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our earlier-stage programs. We have a controlling interest in the worldwide intellectual property rights for CLN-619, CLN-049, and CLN-617. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. The following table shows our ownership interest as of December 31, 2024 in product candidates in which we have a controlling interest in the worldwide intellectual property rights:

Product Candidate	Ownership Interest as of December 31, 2024
CLN-619	99%
CLN-049	98%
CLN-617	96%

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of December 31, 2024, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our zipalertinib development subsidiary to Taiho. In April 2024, we sold shares of our common stock and pre-funded warrants for shares of our common stock in a private placement (the “2024 Private Placement”) for net proceeds of $262.7 million, after deducting offering expenses of $17.3 million. Refer to Note 7 of our notes to the consolidated financial statements in this Annual Report on Form 10-K for additional detail regarding the 2024 Private Placement.

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $399.0 million, and long-term investments and interest receivable of $207.9 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of December 31, 2024, we had an accumulated deficit of $368.2 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Results of Operations

Comparison of 2024 and 2023

The following table presents our results of operations for 2024 and 2023 (in thousands):

	2024	2023
Operating expenses:
Research and development	$142,903	$148,156
General and administrative	54,016	42,493
Total operating expenses	196,919	190,649
Impairment of long-lived assets	—	(440)
Loss from operations	(196,919)	(191,089)
Other income (expense):
Interest income	29,660	21,627
Other income (expense), net	(199)	239
Net loss before income taxes	(167,458)	(169,223)
Income tax expense (benefit)	117	(14,122)
Net loss	(167,575)	(155,101)
Net loss attributable to noncontrolling interests	(192)	(1,939)
Net loss attributable to Cullinan	$(167,383)	$(153,162)

Research and Development Expenses

For full year 2024, we began disclosing research and development personnel costs without the effect of intercompany allocations to product candidates held by our development subsidiaries and also began disclosing license agreement obligations separately from the related product candidate. We recast prior period financial information to conform to the new presentation. The following table summarizes our research and development expenses for 2024 and 2023 (in thousands):

	2024	2023
CLN-978	$14,833	$4,989
CLN-619	25,096	18,667
Zipalertinib	31,875	31,230
CLN-049	7,508	6,170
CLN-617	4,403	5,016
CLN-418	6,471	13,539
Clinical-stage product candidates	90,186	79,611
Early-stage research	5,938	5,172
Research and development personnel and operations	31,532	24,930
License agreement obligations	100	26,275
Equity-based compensation	15,147	12,168
Total research and development expenses	$142,903	$148,156

The $5.3 million decrease in research and development expenses in 2024 compared to 2023 was primarily related to the one-time upfront in-licensing fee for CLN-418 in 2023 ($25.0 million), and decreases in other licensing costs ($1.2 million), and chemistry, manufacturing and controls ("CMC") costs ($5.4 million), partially offset by increases clinical costs ($9.8 million), personnel costs due to increased headcount and expansion of operations to support our research and development activities ($6.6 million), preclinical costs ($5.3 million), equity-based compensation costs ($3.0 million), and other research and development costs ($1.7 million).

General and Administrative Expenses

The $11.5 million increase in general and administrative expenses in 2024 compared to 2023 was primarily due to an increase in professional fees ($4.7 million), an increase in equity-based compensation expense ($4.4 million), an increase in personnel costs ($1.7 million), and an increase in occupancy, insurance and other costs ($0.9 million).

Impairment of Long-Lived Assets

Impairment of long-lived assets represents the impairment charge for the carrying value in excess of the fair value of the assets. Refer to Note 12 of our notes to the consolidated financial statements in this Annual Report on Form 10-K for additional details relating to the impairment.

Other Income

The $7.6 million increase in other income in 2024 compared to 2023 was primarily related to higher interest income earned.

Income Tax Expense (Benefit)

The income tax expense recognized for 2024 was driven by the finalization of estimates upon filing our 2023 tax return for the utilization of federal research and development credits generated during 2023 that were carried back to tax year 2022. The income tax benefit recognized for 2023 was driven by the finalization of estimates upon filing our 2022 tax return for the utilization of 2022 and historical tax attributes against the gain on sale of our equity interest in Cullinan Pearl Corp. ("Cullinan Pearl") and the expected utilization of tax attributes generated during 2023 that could be carried back to tax year 2022 and used against the gain on sale of Cullinan Pearl.

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

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of December 31, 2024, we had cash, cash equivalents, and short-term investments of $399.0 million, and long-term investments and interest receivable of $207.9 million.

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable, will be sufficient to fund operations into 2028. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

In May 2023, we entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the "ATM"), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in 2024. Through December 31, 2024, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of December 31, 2024, we had $85.6 million in shares of our common stock remaining under the ATM.

In April 2024, we completed the 2024 Private Placement in which we issued approximately 14.4 million shares of our common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of our common stock. We received net proceeds of $262.7 million from the 2024 Private Placement, after deducting offering costs of $17.3 million. Refer to Note 7 of our notes to the consolidated financial statements in this Annual Report on Form 10-K for additional detail regarding the 2024 Private Placement.

Cash Flows

Comparison of 2024 and 2023

The following table summarizes our sources and uses of cash for 2024 and 2023 (in thousands):

	2024	2023
Net cash used in operating activities	$(145,303)	$(134,275)
Net cash provided by (used in) investing activities	(136,314)	35,806
Net cash provided by financing activities	266,188	40,751
Net decrease in cash and cash equivalents	$(15,429)	$(57,718)

Cash Flow from Operating Activities

During 2024, our operating activities used $145.3 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $158.8 million and a $2.8 million net change in our non-tax operating assets and liabilities, partially offset by interest income, excluding accretion on marketable securities, of $14.2 million, and an income tax refund of $2.3 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

During 2023, our operating activities used $134.3 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $159.9 million, partially offset by interest income, excluding accretion on marketable securities, of $11.5 million, a benefit of $9.3 million from the net change in our non-tax operating assets and liabilities, income tax refunds of $4.4 million, and sublease income of $0.5 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

Cash Flow from Investing Activities

During 2024, our investing activities used $136.3 million, which consisted of $721.1 million of purchases of marketable securities, partially offset by $584.8 million of proceeds from the maturities of marketable securities.

During 2023, our investing activities provided $35.8 million of cash, which primarily consisted of proceeds of $409.4 million from the maturities of marketable securities, partially offset by the purchase of marketable securities of $373.4 million.

Cash Flow from Financing Activities

During 2024, net cash provided by financing activities was $266.2 million, which consisted of $262.7 million of net proceeds from the issuance of common stock under our 2024 Private Placement and $8.0 million in net proceeds from the issuance of common stock under our equity-based compensation plans, partially offset by $4.4 million paid to acquire shares and options to purchase shares of our CLN-619 development subsidiary that were held by noncontrolling interests.

During 2023, our financing activities provided $40.8 million of cash, which primarily consisted of $38.4 million of net proceeds from the issuance of common stock under our ATM, proceeds of $1.8 million from the issuance of a convertible note by our CLN-619 development subsidiary to a noncontrolling interest, and net issuance of common stock under our equity-based compensation plans of $0.5 million.

Future Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we:

•
continue the research and development of our current and future product candidates and programs;
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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable will be sufficient to fund operations into 2028. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

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

Contractual Obligations and Other Commitments

We have certain payment obligations under various license and collaboration agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones. The payment obligations under the license and collaboration agreements are contingent upon future events, such as our achievement of specified development, clinical, regulatory, and commercial milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of December 31, 2024 and 2023.

As of December 31, 2024, total future minimum lease payments were $2.3 million with $1.5 million payable within 12 months. See Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for further detail on our lease obligations and the timing of expected future payments.

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

Equity-Based Compensation Expense

We estimate the fair value of stock options using the Black-Scholes option pricing model, which requires the input of objective and subjective assumptions. Certain assumptions used, including our expected stock price volatility, represent management’s estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, equity-based compensation expense could be materially different for future awards.

We do not have sufficient historical or implied volatility data for our common stock necessary to estimate expected volatility over a period of time commensurate with the expected term of our stock option awards. We use a blended rate to calculate expected volatility that combines our historical volatility with the historical volatilities of the stock prices of similar entities within our industry over a period of time commensurate with the expected term assumption.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Prior to December 31, 2024, we were a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act. As of December 31, 2024, we are no longer a smaller reporting company, but in accordance with the SEC’s transition rules, we are not required to provide the information otherwise required under this Item.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and
•
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG, an independent registered public accounting firm, as stated in their report, which appears in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Insider Trading Policies and Procedures

We have an insider trading policy which governs the purchase, sale and/or other dispositions of the Company’s securities by the Company’s directors, officers, employees, consultants, and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Company’s Insider Trading Policy is included as an exhibit to this Annual Report on Form 10-K.

The other information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”), with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

CULLINAN THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Cullinan Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cullinan Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Cullinan Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Cullinan Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boston, Massachusetts

February 27, 2025

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$83,005	$98,434
Short-term investments	315,972	368,633
Prepaid expenses and other current assets	15,691	13,124
Total current assets	414,668	480,191
Property and equipment, net	683	989
Operating lease right-of-use assets	1,667	2,543
Other assets	366	459
Long-term investments	204,440	—
Total assets	$621,824	$484,182
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,682	$2,493
Accrued expenses and other current liabilities	27,663	24,204
Operating lease liabilities, current	1,302	1,440
Total current liabilities	30,647	28,137
Long-term liabilities:
Operating lease liabilities, net of current portion	849	2,150
Total liabilities	31,496	30,287
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2024 and 2023; 647,500 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2024 and 2023; 58,510,610 and 42,900,083 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	6	4
Additional paid-in capital	958,695	654,685
Accumulated other comprehensive loss	(133)	(129)
Accumulated deficit	(368,240)	(200,857)
Total Cullinan stockholders' equity	590,328	453,703
Noncontrolling interests	—	192
Total stockholders' equity	590,328	453,895
Total liabilities and stockholders' equity	$621,824	$484,182

See accompanying notes to the consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	2024	2023
Operating expenses:
Research and development	$142,903	$148,156
General and administrative	54,016	42,493
Total operating expenses	196,919	190,649
Impairment of long-lived assets	—	(440)
Loss from operations	(196,919)	(191,089)
Other income (expense):
Interest income	29,660	21,627
Other income (expense), net	(199)	239
Net loss before income taxes	(167,458)	(169,223)
Income tax expense (benefit)	117	(14,122)
Net loss	(167,575)	(155,101)
Net loss attributable to noncontrolling interests	(192)	(1,939)
Net loss attributable to Cullinan	$(167,383)	$(153,162)

Comprehensive income (loss):
Net loss	$(167,575)	$(155,101)
Unrealized gain (loss) on investments	(4)	2,472
Comprehensive loss	$(167,579)	$(152,629)
Comprehensive loss attributable to noncontrolling interests	(192)	(1,939)
Comprehensive loss attributable to Cullinan	$(167,387)	$(150,690)

Basic and diluted net loss per share attributable to Cullinan:
Common stock	$(2.78)	$(3.21)
Preferred stock	$(27.78)	$(32.12)
Weighted-average shares used in computing basic and diluted net loss per share attributable to Cullinan:
Common stock	53,771	41,550
Preferred stock	648	614

See accompanying notes to the consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interests in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	—	$—	45,796,449	$5	$585,320	$(2,601)	$(47,695)	$—	$535,029
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,131	2,131
Issuance of common stock	—	—	3,310,000	—	38,388	—	—	—	38,388
Issuance of preferred stock in exchange for common stock	647,500	—	(6,475,000)	(1)	1	—	—	—	—
Net issuance of common stock under equity-based compensation plans	—	—	268,634	—	538	—	—	—	538
Equity-based compensation	—	—	—	—	30,438	—	—	—	30,438
Unrealized gain on investments	—	—	—	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	—	—	(153,162)	(1,939)	(155,101)
Balances at December 31, 2023	647,500	—	42,900,083	4	654,685	(129)	(200,857)	192	453,895
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	14,421,070	1	262,651	—	—	—	262,652
Net issuance of common stock under equity-based compensation plans	—	—	1,189,457	1	7,983	—	—	—	7,984
Equity-based compensation	—	—	—	—	37,824	—	—	—	37,824
Acquisition of noncontrolling interests	—	—	—	—	(4,448)	—	—	—	(4,448)
Unrealized loss on investments	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(167,383)	(192)	(167,575)
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$—	$590,328

See accompanying notes to the consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2024	2023
Operating activities:
Net loss	$(167,575)	$(155,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	37,824	30,438
Accretion on marketable securities	(15,469)	(10,154)
Depreciation and amortization	306	310
Impairment of long-lived assets	—	440
Non-cash contributions from noncontrolling interests	—	131
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,472)	(5,944)
Accounts payable	(812)	(167)
Accrued expenses and other liabilities	2,895	10,054
Income tax payable	—	(4,282)
Net cash used in operating activities	(145,303)	(134,275)
Investing activities:
Purchase of marketable securities	(721,131)	(373,383)
Maturities of marketable securities	584,817	409,397
Purchase of property and equipment	—	(208)
Net cash provided by (used in) investing activities	(136,314)	35,806
Financing activities:
Issuance of common stock and pre-funded warrants, net of issuance costs	262,652	38,388
Net issuance of common stock under equity-based compensation plans	7,984	538
Acquisition of noncontrolling interests	(4,448)	—
Net issuance of convertible notes	—	1,825
Net cash provided by financing activities	266,188	40,751
Net decrease in cash and cash equivalents	(15,429)	(57,718)
Cash and cash equivalents at beginning of period	98,434	156,152
Cash and cash equivalents at end of period	$83,005	$98,434

SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Conversion of convertible note into noncontrolling interest	$—	$2,000
Cash refunded for income taxes	$(2,274)	$(4,433)

See accompanying notes to consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Therapeutics, Inc., together with its consolidated subsidiaries ("Cullinan" or "the Company"), is a clinical-stage biopharmaceutical company dedicated to creating new standards of care for patients that was incorporated in September 2016 and has a principal place of business in Cambridge, Massachusetts. In April 2024, the Company changed its name from Cullinan Oncology, Inc. to Cullinan Therapeutics, Inc.

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $399.0 million, and long-term investments and interest receivable of $207.9 million as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

(2)
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with applicable rules and regulations of the Securities and Exchange Commission ("SEC") for financial reporting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cullinan and consolidated subsidiaries. The Company considers its voting rights, effective economic control, or other control over an entity when evaluating whether to consolidate an entity for financial reporting.

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

Concentration of Risk

Cullinan had no significant concentration of credit risk as of December 31, 2024. Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. as of December 31, 2024. Deposits at banks may exceed the federally insured limits. To date, the Company has not experienced any losses on such accounts. Under our investment policy, the Company limits amounts invested in such securities by investment type, credit rating, maturity, industry group and issuer. The goals of our investment policy are (i) safety and preservation of principal and diversification of risk and (ii) liquidity of investments sufficient to meet cash flow requirements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of each of December 31, 2024 and 2023, cash equivalents consist of government-backed money market funds.

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

The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Dividends are also included in interest income. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on Cullinan's marketable securities. The Company periodically reviews its marketable securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. Declines in fair value judged to be other than temporary on marketable securities, if any, are included in other income (expense), net.

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during 2024 or 2023.

Cullinan's financial assets recorded at fair value consist of investments. The fair value of the Company’s investments is primarily determined using market quotations or prices obtained from independent pricing sources.

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

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

Noncontrolling Interests

Noncontrolling interests represent third-party interests in the Company’s subsidiaries. Cullinan determines the amount of the noncontrolling interests in the net assets of the Company’s subsidiaries at each balance sheet date using the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated balance sheets represent the amounts third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the subsidiaries, assuming the net assets of the subsidiaries were liquidated at their recorded amounts determined in accordance with U.S. GAAP and distributed to the owners of the subsidiaries. Net loss attributable to noncontrolling interests on the consolidated statements of operations and comprehensive income (loss) is determined as the difference in the noncontrolling interest in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the subsidiaries and third parties.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of employee compensation costs and amounts incurred with third parties for the provision of services for product candidate development, clinical and preclinical development and related supply and manufacturing costs, and regulatory compliance costs. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are received or services are performed. At the end of each reporting period, the Company conducts a thorough review of ongoing research and development activities to identify goods received or services rendered in order to establish an estimate of the associated costs incurred. The Company compares payments made to its vendors to its estimate of costs incurred to determine the resulting prepaid or accrual position. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Such estimates are subject to change as additional information becomes available, and actual results could differ from the Company’s estimates.

Costs incurred to obtain licenses are recognized as research and development expense if the technology licensed has no alternative future use.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Equity-Based Compensation

Equity-based compensation is measured at the grant date for all equity-based awards using the fair value of the awards and is recognized as expense over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur. Cullinan classifies equity-based compensation in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Net Loss per Share Attributable to Cullinan

Cullinan computes net loss per share attributable to Cullinan using the two-class method required for multiple classes of common stock. The Company has determined that the preferred stock does not have preferential rights over the Company’s common stock and, accordingly, is considered to be a second class of common stock for purposes of calculating net loss per share attributable to Cullinan. Basic net loss per share attributable to Cullinan is calculated by dividing the net loss attributable to Cullinan allocated to each share class by the weighted-average number of shares outstanding during the period for that share class. Diluted net loss per share attributable to Cullinan is determined by dividing net loss attributable to Cullinan allocated to each share class by the weighted-average number of shares outstanding during the period for that share class, adjusted for the dilutive effect of shares of common stock equivalents as determined using the treasury stock method for equity awards and the if-converted method for preferred stock.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The main provisions of this update require companies to disclose, on an annual and interim basis, significant segment expenses, segment profit and loss, and other segments items that are regularly provided to the chief operating decision maker ("CODM"). This update also requires companies to disclose the title and position of the CODM and to explain how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. The update also requires companies with a single reportable segment to provide all required segment reporting disclosures. This new standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Cullinan adopted this standard on January 1, 2024 for 2024 annual reporting and interim periods beginning in 2025.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued an accounting standards update to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions in this update will require companies to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update will also require companies to disclose, on an annual basis, the amount of income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit), and income tax expense (or benefit) from continuing operations, disaggregated between federal, state and foreign jurisdictions. This new standard will be effective beginning for fiscal years beginning after December 15, 2024. Cullinan adopted this standard on January 1, 2025.

In November 2024, the FASB issued an accounting standards to improve disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Cullinan is evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at December 31, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate notes	$211,584	$343	$(6)	$211,921
U.S. government notes	78,874	81	—	78,955
Asset-backed securities	25,084	12	—	25,096
Total short-term investments	315,542	436	(6)	315,972
Long-term investments
U.S. government notes	118,423	88	(188)	118,323
Corporate notes	77,196	9	(472)	76,733
Asset-backed securities	9,384	—	—	9,384
Total long-term investments	205,003	97	(660)	204,440
Total investments	$520,545	$533	$(666)	$520,412

Cullinan recognized its investments by security type at December 31, 2023 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$208,289	$221	$(16)	$208,494
Corporate notes	99,359	27	(275)	99,111
Asset-backed securities	61,114	3	(89)	61,028
Total short-term investments	368,762	251	(380)	368,633
Total investments	$368,762	$251	$(380)	$368,633

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
Corporate notes	$—	$211,921	$—	$211,921
U.S. government notes	—	78,955	—	78,955
Asset-backed securities	—	25,096	—	25,096
Total short-term investments	—	315,972	—	315,972
Long-term investments
U.S. government notes	$—	$118,323	$—	$118,323
Corporate notes	—	76,733	—	76,733
Asset-backed securities	—	9,384	—	9,384
Total long-term investments	—	204,440	—	204,440
Total investments	$—	$520,412	$—	$520,412

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

(4)
Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Office furniture and equipment	$765	$765
Leasehold improvements	576	576
Total property and equipment, gross	1,341	1,341
Less: accumulated depreciation	(658)	(352)
Total property and equipment, net	$683	$989

Depreciation expense was $0.3 million in each of 2024 and 2023.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Contracted research and development expenses	$10,297	$8,434
Employee compensation	9,935	6,987
Due to Taiho under collaboration agreement, net	5,994	7,869
Other current liabilities	1,437	914
	$27,663	$24,204

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

In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the Harbour License Agreement, effective November 2024. In connection with the termination of the Harbour License Agreement, the Company discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses and general and administrative expenses. For 2024 and 2023, the Company recorded $24.9 million and $25.3 million, respectively, related to its share of research and development costs incurred by Taiho. The Company recorded $2.1 million in 2024 related to its share of general and administrative costs incurred by Taiho. Cullinan incurred $9.5 million and $6.9 million of costs that were reimbursable by Taiho during 2024 and 2023, respectively, which were recorded as a reduction to research and development expenses. The net amounts of $6.0 million and $7.9 million due to Taiho as of December 31, 2024 and 2023, respectively, were recorded within accrued expenses and other current liabilities.

Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer U.S. regulatory milestones.

DKFZ/Tübingen License Agreement

The Company has exclusive worldwide rights to CLN-049, its bispecific antibody targeting FLT3 and CD3, pursuant to an exclusive license agreement (the "DKFZ/Tübingen License Agreement") with Deutsches Krebsforschungszentrum ("DKFZ"), Eberhard Karls University of Tübingen, Faculty of Medicine, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen. Pursuant to the DKFZ/Tübingen License Agreement, DKFZ and the University of Tübingen, collectively referred to as the Licensor, granted to Cullinan an exclusive worldwide, milestone- and royalty-bearing license under certain licensed patent rights, applications, technical information and know-how, with the right to grant sublicenses through multiple tiers to research, develop, commercialize or otherwise exploit licensed products within the field.

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

Either party may terminate the agreement upon a material breach by the other party or insolvency of the other party. Cullinan may terminate the DKFZ/Tübingen License Agreement for any or no reason after the first filing of an investigational new drug application or clinical trial agreement by providing prior written notice. Licensor may terminate the agreement by providing prior written notice, if the Company or any of its affiliates challenges the validity of certain patent rights. Unless earlier terminated, the DKFZ/Tübingen License Agreement continues perpetually. As of December 31, 2024, no milestone obligations have been incurred under the DKFZ/Tübingen License Agreement.

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

Under this agreement, the Company shall pay certain non-refundable, non-creditable milestone payments to Dr. Steinle upon the occurrence of certain clinical and regulatory events related to a MICA antibody. Each milestone payment is paid one time only up to a certain payment amount. Cullinan is also required to pay Dr. Steinle a low single digit royalty percentage on net sales of each MICA antibody on a country-by-country and product-by-product basis during the royalty term, subject to certain offsets or reductions. Cullinan did not incur any milestone obligations under the Steinle Agreement during 2024 and 2023.

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

Additionally, Cullinan is obligated to pay certain non-refundable, non-creditable milestone payments to MIT upon the achievement by itself or its sublicensees of certain clinical and regulatory milestones in an aggregate amount up to $7.0 million for each distinct licensed product. Each milestone payment is paid one time only up to a certain payment amount, except there are separate milestone payments payable for a second and third indication of a licensed product in an aggregate amount up to $5.5 million per product. Cullinan shall also pay to MIT certain one-time milestone payments for the achievement of certain commercial milestones based on the calculation of net sales across all licensed products in all indications in an aggregate amount up to $12.5 million. As of December 31, 2024, the Company has incurred and paid a cumulative $0.7 million of milestone obligations under the MIT License Agreement.

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

During 2024, Cullinan did not incur any milestone obligations under the MIT License Agreement. During 2023, Cullinan recorded $0.7 million within research and development expenses for milestone obligations incurred under the MIT License Agreement.

Adimab

Cullinan has a collaboration agreement with Adimab, LLC ("Adimab") (the "Adimab Collaboration Agreement"). Pursuant to the Adimab Collaboration Agreement, the Company selected a single-digit number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies based upon mutually agreed-upon research plans. Under the Adimab Collaboration Agreement, Cullinan has the ability to select a specified mid-single-digit number of additional biological targets against which Adimab will provide additional antibody discovery and optimization services.

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

Under the Adimab Collaboration Agreement, Cullinan paid a one-time, non-creditable, non-refundable technology access fee. Cullinan is also required to pay an annual access fee and research funding fees in connection with Adimab’s full-time employees’ compensation for performance of Adimab’s obligations under the Adimab Collaboration Agreement. Cullinan is also obligated to make certain research delivery, clinical and sales milestone payments to Adimab in an aggregate amount of up to $15.8 million for each product, on a product-by-product basis, subject to certain reductions and discounts. As of December 31, 2024, Cullinan has incurred and paid a cumulative $0.5 million of milestone obligations under the Adimab Collaboration Agreement.

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

During 2024, Cullinan did not incur any milestone obligations under the Adimab Collaboration Agreement. During 2023, Cullinan recorded $0.5 million within research and development expenses for milestone obligations incurred under the Adimab Collaboration Agreement.

(7)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through December 31, 2024.

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

At-the-Market Equity Offering Program

In May 2023, Cullinan entered into an agreement with Cowen and Company, LLC (“Cowen”) to establish an at-the-market equity offering program (the “ATM") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in 2024. Through December 31, 2024, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of December 31, 2024, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

Preferred Stock

In January 2023, the Company entered into an exchange agreement with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP and MSI BVF SPV, LLC (the “Stockholders”), pursuant to which the Stockholders exchanged 6.5 million shares of Cullinan’s common stock for 0.6 million shares of newly designated convertible preferred stock, a “toothless” preferred stock, par value $0.0001 per share.

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

Noncontrolling Interests in Subsidiaries

Certain of the Company's clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. These development subsidiaries have issued common stock and preferred stock to the Company and to third parties. The holders of subsidiary common stock and preferred stock are generally entitled to one vote per share. The holders of subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of preferred stock of the respective subsidiary. The following table shows the Company’s ownership interest as of December 31, 2024 and 2023, respectively, in product candidates in which the Company has a controlling interest:

Product Candidate	December 31, 2024	December 31, 2023
CLN-619	99%	95%
CLN-049	98%	96%
CLN-617	96%	94%

During 2024, Cullinan paid $4.4 million to acquire shares and options to purchase shares of its CLN-619 development subsidiary that were held by noncontrolling interests.

Warrants

As of December 31, 2024, the Company had potentially issuable shares of common stock related to unexercised pre-funded warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $0.001 per share. The pre-funded warrants may be exercised at the option of the holder at any time, subject to certain limitations. The exercise price and the number of shares are subject to adjustment for certain dividend payments and upon reclassification, exchange, combination or substitution of the shares of common stock. The pre-funded warrants expire in April 2054 if they have not been exercised by that time.

Cullinan determined that the pre-funded warrants should be equity-classified. The Company also determined that the pre-funded warrants should be included in the weighted-average shares used in computing basic net loss per share attributable to common stockholders of Cullinan.

(8)
Equity-Based Compensation

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) in 2024 and 2023 (in thousands):

	2024	2023
General and administrative	$22,677	$18,270
Research and development	15,147	12,168
Total equity-based compensation	$37,824	$30,438

2021 Stock Option and Incentive Plan

Cullinan grants equity awards in the form of stock options and RSUs to its employees and non-employees directors, through the 2021 Stock Option and Incentive Plan (the "2021 Stock Plan"). Cullinan has also granted equity awards outside of the 2021 Stock Plan in the form of stock options as an inducement material to an individual's entering into employment with the Company. As of December 31, 2024, there were approximately 2.0 million shares remaining for future grants under the 2021 Stock Plan.

The 2021 Stock Plan provides that the number of shares reserved and available for issuance under the 2021 Stock Plan will automatically increase each January 1 by 5% of the outstanding number of shares of Cullinan’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by Cullinan’s board of directors or compensation committee. On January 1, 2025, the total number of shares available for issuance under the 2021 Stock Plan increased by approximately 2.9 million shares under this provision.

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

Determining Fair Value of Options

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during 2024 and 2023 were determined using the methods and assumptions discussed below:

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
•
The expected volatility used in the Black-Scholes option pricing model for new options was based on a blended rate that combines the Company’s historical volatility with the historical volatilities of the stock prices of similar entities within Cullinan’s industry over a period of time commensurate with the expected term assumption.
•
The estimated annual dividend yield was based on the Company’s expectation of not paying dividends on its common stock in the foreseeable future.

For 2024 and 2023, the weighted-average grant date fair value of the options granted were $12.28 and $7.70 per share, respectively. The grant date fair value was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions in 2024 and 2023:

	2024	2023
Risk-free interest rate	4.2%	4.0%
Expected term (in years)	6.0	6.0
Expected volatility	70.3%	78.7%
Expected dividend yield	0.0%	0.0%

Stock Options

The following table summarizes 2024 stock option activity (options and aggregate intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	10,539	$15.46
Granted	2,996	$18.66
Exercised	(935)	$8.18
Forfeited	(967)	$23.15
Outstanding as of December 31, 2024	11,633	$16.35	7.53	$11,987
Exercisable as of December 31, 2024	6,693	$16.10	6.88	$10,368

As of December 31, 2024 there was $51.4 million in unrecognized compensation costs that are expected to be recognized over a remaining weighted-average period of 2.4 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of Cullinan’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock at the measurement date. The total intrinsic value of options exercised in 2024 and 2023 was $10.4 million and $0.3 million, respectively.

RSUs

The following table summarizes the activity related to RSUs during 2024 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding unvested as of December 31, 2023	804	$11.98
Granted	836	$17.54
Vested	(219)	$12.29
Forfeited	(124)	$14.84
Outstanding unvested as of December 31, 2024 (1)	1,297	$15.24

(1)
The number outstanding represents the number of shares issuable upon vesting of service-based and market-based RSUs, assuming the Company achieves its corporate stock price metrics at the target achievement level.

As of December 31, 2024, there was $14.3 million in unrecognized compensation cost related to RSUs expected to be recognized over a remaining weighted-average period of 2.4 years. The total fair value of RSUs that vested during 2024 and 2023 was $2.9 million and $1.7 million, respectively.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") authorizes the issuance of shares of common stock to participating eligible employees and provides for two six-month offering periods each year. As of December 31, 2024, there were approximately 1.6 million shares remaining for future purchases under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 by the lesser of 0.8 million shares of the Company's common stock, 1% of the outstanding number of shares of Cullinan’s common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025, the total number of shares available for issuance under the ESPP increased by approximately 0.6 million shares under this provision.

During each of 2024 and 2023, Cullinan issued less than 0.1 million shares of its common stock pursuant the ESPP.

(9)
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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of December 31, 2024. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of December 31, 2024 and 2023.

(10)
Income Taxes

During the fourth quarter of 2024, Cullinan recorded a current income tax expense of $0.1 million. The income tax expense recorded for 2024 was driven by return to provision adjustments for the utilization of federal research and development credits generated during 2023 that were carried back to tax year 2022. During 2023, the Company recorded a current income tax benefit of $14.1 million. The income tax benefit recorded for 2023 was driven by return to provision adjustments for the utilization of 2022 and historical tax attributes against the gain on sale of Cullinan Pearl and the expected utilization of federal research and development credits generated during 2023 that could be carried back to tax year 2022 and used against the gain on sale of Cullinan Pearl. The Company’s net loss before income taxes consists solely of domestic income and losses in each of 2024 and 2023. As of December 31, 2024, Cullinan had recorded $3.0 million within prepaid expenses and other current assets on its consolidated balance sheets for the Company’s tentative refund from the carryback of 2023 federal research and development credits to tax year 2022.

A reconciliation of the Company’s statutory income tax rate to its effective income tax rate in 2024 and 2023 is as follows:

	2024	2023
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	2.55%	6.70%
Research and development credits	2.20%	6.28%
Tax law change	2.20%	0.94%
Equity-based compensation	(2.05)%	(1.49)%
Other, net	(0.06)%	(0.67)%
Valuation allowance	(25.91)%	(24.41)%
Effective tax rate	(0.07)%	8.35%

As of December 31, 2024 and 2023, the net deferred income tax asset balance related to the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized research and development	$65,606	$41,901
Net operating losses	32,148	14,443
Equity-based compensation	21,035	16,960
Research and development credits	6,970	3,155
Accrued expenses	2,699	1,836
Basis difference on gain on sale of Cullinan Pearl	1,700	1,700
Licenses	694	7,189
Lease liability	590	985
Capitalized organizational and start-up expenses	101	116
Gross deferred tax assets	131,543	88,285
Valuation allowance	(130,939)	(87,371)
Net deferred tax asset	604	914
Deferred tax liability
ROU asset	457	697
Depreciation and amortization	147	217
Net deferred tax asset	$—	$—

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

As of December 31, 2024 and 2023, the Company had federal NOL carryforwards, of $125.3 million and $54.3 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2024, $123.9 million of Cullinan's federal NOL carryforwards can be carried forward indefinitely, and the remaining $1.4 million expires in 2037. As of December 31, 2024 and 2023, the Company had state NOL carryforwards of $128.2 million and $56.8 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2024, Cullinan's state NOL carryforwards begin to expire in 2031.

As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of $5.4 million and $1.6 million, respectively. As of December 31, 2024, Cullinan’s federal research and development tax credit carryforwards begin to expire in 2036. As of each of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of $2.0 million. As of December 31, 2024, $0.3 million of Cullinan's state research and development tax credit carryforwards can be carried forward indefinitely, and the remaining $1.7 million expires beginning in 2036.

Cullinan has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which primarily consist of capitalized research and development costs, temporary differences on equity-based compensation, and NOL carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that Cullinan will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2024, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

Cullinan’s valuation allowance increased during 2024 and 2023 primarily due to capitalized research and development costs and the generation of NOLs as follows (in thousands):

	2024	2023
Valuation allowance at beginning of year	$87,371	$46,766
Increases recorded to income tax provision	43,568	41,307
Increases (decreases) recorded to equity	—	(702)
Valuation allowance at end of year	$130,939	$87,371

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the states in which Cullinan operates or does business in.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Cullinan records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023, Cullinan has not recorded a liability for any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2024 and 2023, no accrued interest or penalties are included in the consolidated balance sheets.

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

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

Legal Proceedings

Cullinan is not currently party to, or aware of, any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Cullinan expenses as incurred the costs related to such legal proceedings.

(12)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and goes through July 2026. Cullinan also had an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and expired in June 2024 (the "Suite 520 Lease"). Lease expense consisted of operating lease costs of $1.2 million and $1.7 million for 2024 and 2023, respectively.

The following table summarizes supplemental cash flow information for 2024 and 2023 (in thousands):

	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,738	$1,881

The following table summarizes Cullinan’s future minimum lease payments as of December 31, 2024 (in thousands):

December 31, 2024
2025	$1,461
2026	872
Total future minimum lease payments	2,333
Less: imputed interest	(182)
Total lease liabilities at present value	$2,151

The following table summarizes the weighted-average lease term and discount rate as of December 31, 2024 and 2023:

	2024	2023
Weighted-average remaining lease term (in years)	1.6	2.4
Weighted-average discount rate	11.0%	10.9%

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

(13)
Net Loss per Share Attributable to Cullinan

During 2024, management identified an immaterial error related to the calculation and presentation of net loss per share attributable to Cullinan in prior periods. The Company had previously incorrectly concluded that the preferred stock had preferences over the Company's common stock and were therefore excluded from the calculation of basic and dilutive net loss per share attributable to Cullinan pursuant to the two-class method. The net loss per share attributable to common stockholders of Cullinan for 2023 was previously presented as $3.69 and as corrected is $3.21. Net loss per share attributable to preferred stockholders of Cullinan for 2023 was not previously presented and as corrected is $32.12. All related amounts have been updated to reflect the effects of the change due to this immaterial error throughout the consolidated financial statements and the notes thereto.

The Company computes net loss per share attributable to Cullinan for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following table sets forth the calculation of basic and diluted net loss per share attributable to Cullinan for 2024 and 2023 (in thousands, except per share data):

	2024		2023
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(149,393)	$(17,990)	$(133,448)	$(19,714)
Denominator:
Weighted-average shares outstanding - basic and diluted	53,771	648	41,550	614
Net loss per share attributable to Cullinan:
Basic and diluted	$(2.78)	$(27.78)	$(3.21)	$(32.12)

Cullinan used the treasury stock method for equity awards and the if converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for 2024 and 2023 because their effect would have been anti-dilutive (in thousands):

	2024	2023
Stock options	8,989	9,418
Preferred stock	6,475	6,138
Restricted stock awards and RSUs	292	147
ESPP	6	9
Total	15,762	15,712

Quarterly Financial Information (Unaudited)

The immaterial error related to calculation and presentation of loss per share also impacted previously reported quarterly financial information. Net loss per share attributable to common stockholders of Cullinan for the three months ended March 31, 2024 as previously presented was $0.86 and as corrected is $0.75. Net loss per share attributable to common stockholders of Cullinan for the three and six months ended June 30, 2024 as previously presented was $0.75 and $1.61, respectively, and as corrected is $0.68 and $1.43, respectively. Net loss per share attributable to common stockholders of Cullinan for the three and nine months ended September 30, 2024 as previously presented was $0.69 and $2.30, respectively, and as corrected is $0.63 and $2.04, respectively. Net loss per share attributable to preferred stockholders of Cullinan was not previously presented. The corrected unaudited interim financial information for the three months ended March 31, 2024, the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024 are included in the tables that follow (in thousands, except per share data).

	Three Months Ended March 31, 2024
	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(32,287)	$(4,861)
Denominator:
Weighted-average shares outstanding - basic and diluted	43,011	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(0.75)	$(7.51)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(37,605)	$(4,423)	$(69,940)	$(9,236)
Denominator:
Weighted-average shares outstanding - basic and diluted	55,052	648	49,031	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(0.68)	$(6.83)	$(1.43)	$(14.26)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(36,508)	$(4,052)	$(106,513)	$(13,223)
Denominator:
Weighted-average shares outstanding - basic and diluted	58,337	648	52,157	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(0.63)	$(6.26)	$(2.04)	$(20.42)

(14)
Segment Reporting

The Company operates and manages the business as one reporting and one operating segment, which is the business of developing immunology and oncology therapies. Cullinan has determined that its Chief Executive Officer is the CODM. Cullinan’s CODM reviews financial information on an aggregate basis and uses net loss attributable to Cullinan as presented in the consolidated statement of operations and comprehensive income (loss) for purposes of allocating resources and evaluating financial performance.

Financial information of the Company’s reportable segment for 2024 and 2023 are as follows (in thousands):

	2024	2023
Research and development ("R&D") programs:
CLN-978	$14,833	$4,989
CLN-619	25,096	18,667
Zipalertinib	31,875	31,230
CLN-049	7,508	6,170
CLN-617	4,403	5,016
CLN-418	6,471	13,539
Early-stage programs	5,938	5,172
Total R&D program expense	96,124	84,783
Equity-based compensation	37,824	30,438
R&D personnel and operations	31,532	24,930
G&A personnel	14,578	12,835
License agreement obligations	100	26,275
Other segment expenses(1)	16,761	11,828
Loss from operations	(196,919)	(191,089)
Other income (expense):
Interest income	29,660	21,627
Other income (expense), net	(199)	239
Net loss before income taxes	(167,458)	(169,223)
Income tax expense (benefit)	117	(14,122)
Net loss	(167,575)	(155,101)
Net loss attributable to noncontrolling interests	(192)	(1,939)
Net loss attributable to Cullinan	$(167,383)	$(153,162)
(1)
Other segment expenses for 2024 and 2023 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; impairment of long-lived assets; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of December 31, 2024 and 2023. There were no expenditures for long-lived assets in 2024. Expenditures for additions to long-lived assets included purchases of property and equipment in 2023.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-3 (File No. 333-279452) filed with the SEC on May 16, 2024.

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

4.4

Form of Registration Rights Agreement, dated April 15, 2024, by and among the Registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 16, 2024).

4.6

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

10.8*†	Amendment One to the Collaboration Agreement, dated April 30, 2024, by and between Adimab, LLC and the Registrant.

10.9*†	Amendment Two to the Collaboration Agreement, dated July 11, 2024, by and between Adimab, LLC and the Registrant.

10.10†

Share Purchase Agreement, dated May 11, 2022, by and among the Registrant, Taiho Pharmaceutical Co. Ltd. and Cullinan Pearl Corp. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022).

10.11†

Co-Development Agreement, dated June 21, 2022, by and between the Registrant and Taiho Oncology, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022).

10.12†

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

10.13#

Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.14	Form of Voting Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.15	Form of Investors Rights Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.16	Form of Services Agreement (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.17	Form of Royalty Transfer Agreements (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.18	Form of Contribution Agreement (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on January 4, 2021).

10.19#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)

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

10.23

Form of Stock Purchase and Transfer Agreement for Individual Transferors (incorporated by reference to Exhibit 10.25 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 9, 2023).

10.24†

Second Amendment to Exclusive Patent License Agreement, dated December 20, 2022, by and between the Massachusetts Institute of Technology and Cullinan Amber Corp. (incorporated by reference to Exhibit 10.26 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 9, 2023).

10.25

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

10.27

License and Collaboration Agreement, dated February 13, 2023, by and between the Registrant and Harbour BioMed US Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.28

Sales Agreement by and between the Registrant and Cowen and Company, LLC, dated as of May 11, 2023 (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on May 11, 2023).

10.29#

Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Nadim Ahmed (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2021).

10.30#

Amendment No. 1 to Employment Agreement, by and between the Registrant and Nadim Ahmed (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2023).

10.31	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.32#

Separation and Transition Agreement, effective as of March 28, 2024, by and between the Registrant and Jeffrey Trigilio (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.33#

Employment Agreement, effective April 29, 2024, by and between the Registrant and Mary Kay Fenton (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

10.34*†	Third Amendment to Exclusive Patent License Agreement, dated December 20, 2023, by and between the Massachusetts Institute of Technology and Cullinan Amber Corp.

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, the Registrant’s independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
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

Cullinan Therapeutics, Inc.

Date: February 27, 2025	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nadim Ahmed and Mary Kay Fenton, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nadim Ahmed	President, Chief Executive Officer and Director	February 27, 2025
Nadim Ahmed	(Principal Executive Officer)

/s/ Mary Kay Fenton	Chief Financial Officer	February 27, 2025
Mary Kay Fenton	(Principal Financial and Accounting Officer)

/s/ Anne-Marie Martin		February 27, 2025
Anne-Marie Martin	Director

/s/ David Meek		February 27, 2025
David Meek	Director

/s/ Anthony Rosenberg		February 27, 2025
Anthony Rosenberg	Director

/s/ David P. Ryan, M.D.		February 27, 2025
David P. Ryan, M.D.	Director

/s/ Mary Thistle		February 27, 2025
Mary Thistle	Director

/s/ Stephen Webster		February 27, 2025
Stephen Webster	Director