Form 10-Q
period 2025-03-31
Cullinan Therapeutics, Inc.
filed 2025-05-08
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the Registrant’s common stock outstanding as of April 30, 2025 was 59,014,667.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K") and other filings with the Securities and Exchange Commission (the “SEC”), including the following:

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
•
the effect of changes in global economic conditions, including uncertainties related to international trade policies, tariffs and supply chain dynamics, on our business and operations, including our expenses, supply chain, manufacturing processes, preclinical studies, and clinical trials;
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

These factors are discussed more fully in our 2024 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or collaborations or strategic partnerships we may enter into.

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

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our 2024 10-K and elsewhere in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$76,655	$83,005
Short-term investments	227,172	315,972
Prepaid expenses and other current assets	13,945	15,691
Total current assets	317,772	414,668
Property and equipment, net	607	683
Operating lease right-of-use assets	1,550	1,667
Other assets	366	366
Long-term investments	259,386	204,440
Total assets	$579,681	$621,824
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,401	$1,682
Accrued expenses and other current liabilities	22,601	27,663
Operating lease liabilities, current	1,347	1,302
Total current liabilities	27,349	30,647
Long-term liabilities:
Operating lease liabilities, net of current portion	493	849
Total liabilities	27,842	31,496
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 647,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 58,698,919 and 58,510,610 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	968,069	958,695
Accumulated other comprehensive income (loss)	505	(133)
Accumulated deficit	(416,741)	(368,240)
Total Cullinan stockholders' equity	551,839	590,328
Noncontrolling interests	—	—
Total stockholders' equity	551,839	590,328
Total liabilities and stockholders' equity	$579,681	$621,824

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$41,459	$30,646
General and administrative	13,537	12,343
Total operating expenses	54,996	42,989
Loss from operations	(54,996)	(42,989)
Other income (expense):
Interest income	6,580	5,693
Other expense, net	(85)	(44)
Net loss	(48,501)	(37,340)
Net loss attributable to noncontrolling interests	—	(192)
Net loss attributable to Cullinan	$(48,501)	$(37,148)

Comprehensive income (loss):
Net loss	$(48,501)	$(37,340)
Unrealized gain (loss) on investments	638	(202)
Comprehensive loss	(47,863)	(37,542)
Comprehensive loss attributable to noncontrolling interests	—	(192)
Comprehensive loss attributable to Cullinan	$(47,863)	$(37,350)

Basic and diluted net loss per share attributable to Cullinan:
Common stock	$(0.74)	$(0.75)
Preferred stock	$(7.42)	$(7.51)
Weighted-average shares used in computing basic and diluted net loss per share attributable to Cullinan:
Common stock	58,905	43,011
Preferred stock	648	648

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$—	$590,328
Issuance of common stock under equity-based compensation plans	—	—	188,309	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,374	—	—	—	9,374
Unrealized gain on investments	—	—	—	—	—	638	—	—	638
Net loss	—	—	—	—	—	—	(48,501)	—	(48,501)
Balances at March 31, 2025	647,500	$—	58,698,919	$6	$968,069	$505	$(416,741)	$—	$551,839

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2023	647,500	$—	42,900,083	$4	$654,685	$(129)	$(200,857)	$192	$453,895
Issuance of common stock under equity-based compensation plans	—	—	165,562	—	1,085	—	—	—	1,085
Equity-based compensation	—	—	—	—	8,227	—	—	—	8,227
Unrealized loss on investments	—	—	—	—	—	(202)	—	—	(202)
Net loss	—	—	—	—	—	—	(37,148)	(192)	(37,340)
Balances at March 31, 2024	647,500	$—	43,065,645	$4	$663,997	$(331)	$(238,005)	$—	$425,665

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(48,501)	$(37,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	9,374	8,227
Accretion on marketable securities	(2,311)	(3,306)
Depreciation and amortization	76	76
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,742	411
Accounts payable	1,720	1,214
Accrued expenses and other liabilities	(5,255)	(7,529)
Net cash used in operating activities	(43,155)	(38,247)
Investing activities:
Maturities of marketable securities	162,645	144,325
Purchase of marketable securities	(125,840)	(131,369)
Net cash provided by investing activities	36,805	12,956
Financing activities:
Issuance of common stock under equity-based compensation plans	—	1,085
Net cash provided by financing activities	—	1,085
Net decrease in cash and cash equivalents	(6,350)	(24,206)
Cash and cash equivalents at beginning of period	83,005	98,434
Cash and cash equivalents at end of period	$76,655	$74,228
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash refunded for income taxes	$—	$(3,870)

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $303.8 million, and long-term investments and interest receivable of $263.6 million as of March 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and in accordance with applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and include the accounts of Cullinan and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of Cullinan’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in the 2024 10-K.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions in this update will require companies to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update will also require companies to disclose, on an annual basis, the amount of income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit), and income tax expense (or benefit) from continuing operations, disaggregated by federal, state and foreign jurisdictions. This new standard is effective for fiscal years beginning after December 15, 2024. Cullinan adopted this standard on January 1, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued an accounting standards update to improve disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Cullinan is evaluating the impact of adopting this new standard on its consolidated financial statements and disclosures.

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at March 31, 2025 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate notes	$148,703	$64	$(49)	$148,718
U.S. government notes	78,380	78	(2)	78,456
Total short-term investments	227,083	142	(51)	227,174
Long-term investments
U.S. government notes	149,244	577	(16)	149,805
Corporate notes	70,261	37	(209)	70,089
Asset-backed securities	39,465	44	(19)	39,490
Total long-term investments	258,970	658	(244)	259,384
Total investments	$486,053	$800	$(295)	$486,558

Cullinan recognized its investments by security type at December 31, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate notes	$211,584	$343	$(6)	$211,921
U.S. government notes	78,874	81	—	78,955
Asset-backed securities	25,084	12	—	25,096
Total short-term investments	315,542	436	(6)	315,972
Long-term investments
U.S. government notes	118,423	88	(188)	118,323
Corporate notes	77,196	9	(472)	76,733
Asset-backed securities	9,384	—	—	9,384
Total long-term investments	205,003	97	(660)	204,440
Total investments	$520,545	$533	$(666)	$520,412

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
Corporate notes	$—	$148,718	$—	$148,718
U.S. government notes	—	78,456	—	78,456
Total short-term investments	—	227,174	—	227,174
Long-term investments
U.S. government notes	—	149,805	—	149,805
Corporate notes	—	70,089	—	70,089
Asset-backed securities	—	39,490	—	39,490
Total long-term investments	—	259,384	—	259,384
Total investments	$—	$486,558	$—	$486,558

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
Corporate notes	$—	$211,921	$—	$211,921
U.S. government notes	—	78,955	—	78,955
Asset-backed securities	—	25,096	—	25,096
Total short-term investments	—	315,972	—	315,972
Long-term investments
U.S. government notes	—	118,323	—	118,323
Corporate notes	—	76,733	—	76,733
Asset-backed securities	—	9,384	—	9,384
Total long-term investments	—	204,440	—	204,440
Total investments	$—	$520,412	$—	$520,412

As of March 31, 2025 and December 31, 2024, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contracted research and development expenses	$12,395	$10,297
Due to Taiho under collaboration agreement, net	4,715	5,994
Employee compensation	2,696	9,935
Other current liabilities	2,795	1,437
Total accrued expenses and other current liabilities	$22,601	$27,663

(5)
License and Collaboration Agreements

Harbour License Agreement

The Company and Harbour BioMed US Inc. (“Harbour”) were party to a license and collaboration agreement pursuant to which Harbour granted to Cullinan an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S. In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the license and collaboration agreement, effective November 2024. In connection with the termination, the Company discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses and general and administrative expenses. For the three months ended March 31, 2025 and 2024, the Company recorded $5.6 million and $6.0 million, respectively, related to its share of research and development costs incurred by Taiho. The Company recorded $0.5 million for the three months ended March 31, 2025 related to its share of general and administrative costs incurred by Taiho. Cullinan incurred $1.4 million and $1.9 million of costs that were reimbursable by Taiho for the three months ended March 31, 2025 and 2024, respectively, which were recorded as a reduction to research and development expenses. The net amounts of $4.7 million and $6.0 million due to Taiho as of March 31, 2025 and December 31, 2024, respectively, were recorded within accrued expenses and other current liabilities.

Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer U.S. regulatory milestones.

Other License and Collaboration Agreements

The Company has certain payment obligations that are contingent upon future events under various other license and collaboration agreements. Under these agreements, Cullinan will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones and will be required to make royalty payments in connection with the sale of products developed under these agreements. During each of the three months ended March 31, 2025 and 2024, no milestones were achieved under the Company’s other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through March 31, 2025.

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

At-the-Market Equity Offering Program

Cullinan has an at-the-market equity offering program (the “ATM") through an agreement with Cowen and Company, LLC ("Cowen") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the three months ended March 31, 2025. Through March 31, 2025, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of March 31, 2025, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

Preferred Stock

Each share of preferred stock is convertible into ten shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder is prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of preferred stock. Holders of the preferred stock are permitted to increase this percentage to an amount not to exceed 19.99% upon 60 days notice.

Shares of preferred stock generally have no voting rights, except as required by law and except that the consent of a majority of the holders of the outstanding preferred stock will be required to amend the terms of the preferred stock. In the event of the Company’s liquidation, dissolution or winding up, holders of preferred stock will participate pari passu with any distribution of proceeds to holders of common stock. Holders of preferred stock are entitled to receive when, as, and if dividends are declared and paid on the common stock, an equivalent dividend, calculated on an as-converted basis. Shares of preferred stock are otherwise not entitled to dividends.

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

Noncontrolling Interests

Certain of the Company's clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. These development subsidiaries have issued common stock and preferred stock to the Company and to third parties. The holders of subsidiary common stock and preferred stock are generally entitled to one vote per share. The holders of subsidiary common stock are entitled to receive dividends when and if declared by the subsidiaries’ board of directors and distributions in either case only after the payment of all preferential amounts required to be paid to the holders of shares of preferred stock of the respective subsidiary. The following table shows the Company’s ownership interest as of March 31, 2025 and December 31, 2024, respectively, in product candidates in which the Company has a controlling interest:

	Ownership Interest as of
Product Candidate	March 31, 2025	December 31, 2024
CLN-619	99%	99%
CLN-049	98%	98%
CLN-617	96%	96%

Warrants

As of March 31, 2025, the Company had potentially issuable shares of common stock related to unexercised pre-funded warrants to purchase 0.3 million shares of the Company’s common stock at an exercise price of $0.001 per share. The pre-funded warrants may be exercised at the option of the holder at any time, subject to certain limitations. The exercise price and the number of shares are subject to adjustment for certain dividend payments and upon reclassification, exchange, combination or substitution of the shares of common stock. The pre-funded warrants expire in April 2054 if they have not been exercised by that time.

Cullinan determined that the pre-funded warrants should be equity-classified. The Company also determined that the pre-funded warrants should be included in the weighted-average shares used in computing basic net loss per share attributable to common stockholders of Cullinan.

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$5,445	$5,092
Research and development	3,929	3,135
Total equity-based compensation	$9,374	$8,227

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of March 31, 2025. Given the early-stage nature of the underlying technologies and inherent technical, regulatory and competitive risks associated with achieving approval and commercialization, the Company ascribed no value to the royalty transfer agreements as of March 31, 2025 and December 31, 2024.

(9)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 and December 31, 2024.

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

(10)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and goes through July 2026. The Company also had an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and expired in June 2024. Lease expense consisted of operating lease costs of $0.3 million for each of the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes supplemental cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$363	$510

The following table summarizes the Company’s future minimum lease payments as of March 31, 2025 (in thousands):

March 31, 2025
Remainder of 2025	$1,098
2026	872
Total future minimum lease payments	1,970
Less: imputed interest	(130)
Total lease liabilities at present value	$1,840

The following table summarizes the weighted-average remaining lease term and discount rate as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	1.3	1.6
Weighted-average discount rate	11.0%	11.0%

(11)
Net Loss per Share Attributable to Cullinan

The Company computes net loss per share attributable to Cullinan for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following table sets forth the calculation of basic and diluted net loss per share attributable to Cullinan for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(43,698)	$(4,803)	$(32,287)	$(4,861)
Denominator:
Weighted-average shares outstanding — basic and diluted	58,905	648	43,011	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(0.74)	$(7.42)	$(0.75)	$(7.51)

Cullinan used the treasury stock method for equity awards and the if converted method for preferred stock to determine the number of dilutive shares outstanding in each period. There were no securities that were potentially dilutive to the preferred stockholders of Cullinan during each of the three months ended March 31, 2025 and 2024. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the three months ended March 31, 2025 and 2024 because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	12,076	10,155
Preferred stock	6,475	6,475
Restricted stock units	986	520
Employee stock purchase plan	10	4
Total	19,547	17,154

(12)
Segment Reporting

The Company operates and manages the business as one reporting and one operating segment, which is the business of developing immunology and oncology therapies. Cullinan has determined that its Chief Executive Officer is the chief operating decision maker (“CODM”). Cullinan’s CODM reviews financial information on an aggregate basis and uses net loss attributable to Cullinan as presented in the consolidated statement of operations and comprehensive income (loss) for purposes of allocating resources and evaluating financial performance.

Financial information of the Company’s reportable segment for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development ("R&D") programs:
CLN-978	$4,673	$1,503
CLN-619	6,118	4,286
Zipalertinib	10,160	8,288
CLN-049	3,895	1,476
CLN-617	1,793	1,012
CLN-418	—	3,072
Early-stage programs	1,022	1,361
Total R&D program expense	27,661	20,998
Equity-based compensation	9,374	8,227
R&D personnel and operations	9,831	6,488
G&A personnel	3,489	3,952
License agreement obligations	38	25
Other segment expenses(1)	4,603	3,299
Loss from operations	(54,996)	(42,989)
Other income (expense):
Interest income	6,580	5,693
Other income (expense), net	(85)	(44)
Net loss	(48,501)	(37,340)
Net loss attributable to noncontrolling interests	—	(192)
Net loss attributable to Cullinan	$(48,501)	$(37,148)
(1)
Other segment expenses for the three months ended March 31, 2025 and 2024 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of March 31, 2025 and 2024. There were no expenditures for long-lived assets in each of the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2024 10-K and "Part II. Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

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

Immunology

•
CLN-978 is a CD19xCD3 T cell engager that we are developing for autoimmune diseases. CLN-978 is being investigated in systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”) and Sjögren’s disease (“SjD”). Our global Phase 1 clinical trial in patients with moderate to severe SLE is ongoing, and we plan to share initial clinical data in the fourth quarter of 2025. In April 2025, we received approval from the European Medicines Agency to initiate a Phase 1 clinical trial in patients with active, difficult-to-treat RA. We expect to initiate the trial at Friedrich-Alexander University of Erlangen-Nuremberg in Germany and Università Cattolica del Sacro Cuore in Italy in the second quarter of 2025. In April 2025, we also announced our plans to develop CLN-978 in patients with SjD. We plan to initiate a Phase 1 clinical trial in the U.S. in patients with active, moderate to severe SjD in the second quarter of 2025.

Oncology

•
CLN-619 is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. Following a review of the data from the disease-specific expansion cohorts for endometrial and cervical cancers, we have discontinued further development of CLN-619 in patients with gynecological cancers as preliminary results did not meet our internal threshold for advancement. Our Phase 1 clinical trial of CLN-619 continues with the disease-specific expansion cohorts in patients with non-small cell lung cancer (“NSCLC”). We also continue to evaluate CLN-619 in a Phase 1 clinical trial in patients with relapsed/refractory multiple myeloma.
•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations (“EGFR ex20ins”) with relative sparing of cells expressing wild-type EGFR. We are evaluating zipalertinib in a pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFR ex20ins NSCLC who progressed after prior systemic therapy. In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of overall response rate in patients with EGFR ex20ins NSCLC who have received prior therapy. The results will be presented during an oral abstract session at the 2025 ASCO Annual Meeting on June 1, 2025. Pending discussions with the U.S. Food and Drug Administration, Taiho plans to submit a new drug application for zipalertinib in relapsed/refractory EGFR ex20ins NSCLC in the second half of 2025. Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFR ex20ins NSCLC adult patients.
•
CLN-049 is a FLT3xCD3 T cell engaging bispecific antibody. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome. CLN-049 is also being evaluated in a Phase 1 clinical trial in patients with measurable minimal residual disease positive AML.
•
CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 and interleukin-12, with tumor retention domains for the treatment of solid tumors. CLN-617 is being investigated in a Phase 1 clinical trial in patients with advanced solid tumors.

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

Product Candidate	Ownership Interest as of March 31, 2025
CLN-619	99%
CLN-049	98%
CLN-617	96%

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2025, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our zipalertinib development subsidiary to Taiho.

As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $303.8 million, and long-term investments and interest receivable of $263.6 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of March 31, 2025, we had an accumulated deficit of $416.7 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Global Economic Conditions

As we continue to pursue commercial opportunities in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our business to date, future changes in trade regulations or tariff structures could have an impact on our business and operations, including our expenses, supply chain, manufacturing processes, preclinical studies and clinical trials. We continue to monitor these developments closely.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table presents our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$41,459	$30,646
General and administrative	13,537	12,343
Total operating expenses	54,996	42,989
Loss from operations	(54,996)	(42,989)
Other income (expense):
Interest income	6,580	5,693
Other expense, net	(85)	(44)
Net loss	(48,501)	(37,340)
Net loss attributable to noncontrolling interests	—	(192)
Net loss attributable to Cullinan	$(48,501)	$(37,148)

Research and Development Expenses

In the fourth quarter of 2024, we began disclosing research and development personnel costs without the effect of intercompany allocations to product candidates held by our development subsidiaries and also began disclosing license agreement obligations separately from the related product candidate. We have recast prior period financial information to conform to the new presentation. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
CLN-978	$4,673	$1,503
CLN-619	6,118	4,286
Zipalertinib	10,160	8,288
CLN-049	3,895	1,476
CLN-617	1,793	1,012
CLN-418	—	3,072
Clinical-stage product candidates	26,639	19,637
Early-stage research	1,022	1,361
Research and development personnel and operations	9,831	6,488
License agreement obligations	38	25
Equity-based compensation	3,929	3,135
Total research and development expenses	$41,459	$30,646

The $10.8 million increase in research and development expenses in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increases in clinical costs ($6.0 million), personnel costs relating to additional headcount ($3.4 million), equity-based compensation costs ($0.8 million), and chemistry, manufacturing and controls costs ($0.5 million).

General and Administrative Expenses

The $1.2 million increase in general and administrative expenses in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increases in legal costs ($0.6 million), other professional fees ($0.5 million), and equity-based compensation costs ($0.4 million), partially offset by decreases in personnel costs ($0.5 million).

Other Income

The $0.8 million increase in other income for the three months ended March 31, 2025, compared to the same period in 2024 was primarily related to higher investment income.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2025, we had cash, cash equivalents, and short-term investments of $303.8 million, and long-term investments and interest receivable of $263.6 million.

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

We have an at-the-market equity offering program (the "ATM") through an agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the three months ended March 31, 2025. Through March 31, 2025, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of March 31, 2025, we had $85.6 million in shares of our common stock remaining under the ATM.

Comparison of Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our sources and uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(43,155)	$(38,247)
Net cash provided by investing activities	36,805	12,956
Net cash provided by financing activities	—	1,085
Net decrease in cash and cash equivalents	$(6,350)	$(24,206)

Cash Flow from Operating Activities

For the three months ended March 31, 2025, our operating activities used $43.2 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $45.5 million and a $1.8 million net change in our non-tax operating assets and liabilities, partially offset by interest income, excluding accretion on marketable securities, of $4.3 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

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

Cash Flow from Investing Activities

For the three months ended March 31, 2025, our investing activities provided $36.8 million, which consisted of $162.6 million of proceeds from the maturities of marketable securities, partially offset by $125.8 million of purchases of marketable securities.

For the three months ended March 31, 2024, our investing activities provided $13.0 million, which primarily consisted of $144.3 million of proceeds from the maturities of marketable securities, partially offset by $131.4 million of purchases of marketable securities.

Cash Flow from Financing Activities

For the three months ended March 31, 2025, no cash was provided by or used in financing activities.

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

Contractual Obligations and Other Commitments

We have certain payment obligations that are contingent upon future events under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future payment obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, total future minimum lease payments were $2.0 million with $1.5 million payable within twelve months. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

In addition, we enter into agreements in the normal course of business with CROs for clinical trials and with other vendors for preclinical studies, manufacturing services, and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

Our critical accounting policies have not materially changed from those described in the 2024 10-K.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 of our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We own financial instruments that are sensitive to market risk as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is used to fund operations, including our research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest primarily in money market mutual funds and marketable securities including U.S. government obligations and corporate bonds that meet high credit quality standards, as specified in our investment policy. The goals of our investment policy are (i) safety and preservation of principal and diversification of risk and (ii) liquidity of investments sufficient to meet cash flow requirements. Our investments are evaluated regularly to determine the fair value of our portfolio. We believe that should a 10.0% change in interest rates have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Foreign currency exchange risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we do contract with vendors that are located outside of the United States and may be subject to fluctuations in foreign currency rates. We may enter into additional contracts with vendors located outside of the United States in the future, which may increase our foreign currency exchange risk.

Inflation

Inflation generally affects us by increasing our cost of labor and preclinical and clinical development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2024 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2024 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1*†	Amendment Three to the Collaboration Agreement, dated July 11, 2024, by and between Adimab, LLC and the Registrant.

10.2*#	Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith

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

Cullinan Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)