Form 10-Q
period 2025-06-30
Cullinan Therapeutics, Inc.
filed 2025-08-07
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2025 was 59,074,391.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$72,820	$83,005
Short-term investments	192,662	315,972
Prepaid expenses and other current assets	10,429	15,691
Total current assets	275,911	414,668
Property and equipment, net	569	683
Operating lease right-of-use assets	1,180	1,667
Other assets	367	366
Long-term investments	242,302	204,440
Total assets	$520,329	$621,824
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,461	$1,682
Accrued expenses and other current liabilities	24,203	27,663
Operating lease liabilities, current	1,394	1,302
Total current liabilities	28,058	30,647
Long-term liabilities:
Operating lease liabilities, net of current portion	125	849
Total liabilities	28,183	31,496
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 647,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 59,074,391 and 58,510,610 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	978,329	958,695
Accumulated other comprehensive income (loss)	607	(133)
Accumulated deficit	(486,796)	(368,240)
Total Cullinan stockholders' equity	492,146	590,328
Noncontrolling interests	—	—
Total stockholders' equity	492,146	590,328
Total liabilities and stockholders' equity	$520,329	$621,824

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$61,030	$36,259	$102,489	$66,905
General and administrative	14,768	13,768	28,305	26,111
Total operating expenses	75,798	50,027	130,794	93,016
Loss from operations	(75,798)	(50,027)	(130,794)	(93,016)
Other income (expense):
Interest income	5,924	8,071	12,504	13,764
Other expense, net	(181)	(72)	(266)	(116)
Net loss	(70,055)	(42,028)	(118,556)	(79,368)
Net loss attributable to noncontrolling interests	—	—	—	(192)
Net loss attributable to Cullinan	$(70,055)	$(42,028)	$(118,556)	$(79,176)

Comprehensive income (loss):
Net loss	$(70,055)	$(42,028)	$(118,556)	$(79,368)
Unrealized gain (loss) on investments	102	(145)	740	(347)
Comprehensive loss	(69,953)	(42,173)	(117,816)	(79,715)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(192)
Comprehensive loss attributable to Cullinan	$(69,953)	$(42,173)	$(117,816)	$(79,523)

Basic and diluted net loss per share attributable to Cullinan:
Common stock	$(1.07)	$(0.68)	$(1.81)	$(1.43)
Preferred stock	$(10.70)	$(6.83)	$(18.12)	$(14.26)
Weighted-average shares used in computing basic and diluted net loss per share attributable to Cullinan:
Common stock	59,015	55,052	58,960	49,031
Preferred stock	648	648	648	648

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$—	$590,328
Issuance of common stock under equity-based compensation plans	—	—	188,309	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,374	—	—	—	9,374
Unrealized gain on investments	—	—	—	—	—	638	—	—	638
Net loss	—	—	—	—	—	—	(48,501)	—	(48,501)
Balances at March 31, 2025	647,500	—	58,698,919	6	968,069	505	(416,741)	—	551,839
Issuance of common stock under equity-based compensation plans	—	—	59,724	—	373	—	—	—	373
Issuance of common stock upon exercise of pre-funded warrants	—	—	315,748	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,887	—	—	—	9,887
Unrealized gain on investments	—	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	—	(70,055)	—	(70,055)
Balances at June 30, 2025	647,500	$—	59,074,391	$6	$978,329	$607	$(486,796)	$—	$492,146

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

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(118,556)	$(79,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	19,261	18,760
Accretion on marketable securities	(4,017)	(7,031)
Depreciation and amortization	153	153
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,259	(2,181)
Accounts payable	779	(938)
Accrued expenses and other liabilities	(3,643)	(3,933)
Net cash used in operating activities	(100,764)	(74,538)
Investing activities:
Maturities of marketable securities	294,572	284,142
Purchases of marketable securities	(204,366)	(456,298)
Net cash provided by (used in) investing activities	90,206	(172,156)
Financing activities:
Issuance of common stock and pre-funded warrants, net of issuance costs	—	262,652
Issuance of common stock under equity-based compensation plans	373	4,421
Acquisition of noncontrolling interests	—	(3,792)
Net cash provided by financing activities	373	263,281
Net increase (decrease) in cash and cash equivalents	(10,185)	16,587
Cash and cash equivalents at beginning of period	83,005	98,434
Cash and cash equivalents at end of period	$72,820	$115,021
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash refunded for income taxes	$(2,970)	$(2,274)
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$38	$—

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

Liquidity

The Company has a history of significant operating losses and has had negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. Cullinan’s ultimate success depends on the outcome of its research and development activities as well as its ability to commercialize the Company’s product candidates. Cullinan is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical development, government regulation, potential commercialization, intellectual property, and our reliance on third parties, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed Cullinan’s expectations for a number of reasons, including reasons beyond the Company’s control.

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $265.5 million, and long-term investments and interest receivable of $245.4 million as of June 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

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

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at June 30, 2025 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$128,522	$40	$(14)	$128,548
Corporate notes	64,183	6	(75)	64,114
Total short-term investments	192,705	46	(89)	192,662
Long-term investments
U.S. government notes	129,675	561	(3)	130,233
Corporate notes	72,430	139	(73)	72,496
Asset-backed securities	39,547	37	(11)	39,573
Total long-term investments	241,652	737	(87)	242,302
Total investments	$434,357	$783	$(176)	$434,964

Cullinan recognized its investments by security type at December 31, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate notes	$211,584	$343	$(6)	$211,921
U.S. government notes	78,874	81	—	78,955
Asset-backed securities	25,084	12	—	25,096
Total short-term investments	315,542	436	(6)	315,972
Long-term investments
U.S. government notes	118,423	88	(188)	118,323
Corporate notes	77,196	9	(472)	76,733
Asset-backed securities	9,384	—	—	9,384
Total long-term investments	205,003	97	(660)	204,440
Total investments	$520,545	$533	$(666)	$520,412

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$128,548	$—	$128,548
Corporate notes	—	64,114	—	64,114
Total short-term investments	—	192,662	—	192,662
Long-term investments
U.S. government notes	—	130,233	—	130,233
Corporate notes	—	72,496	—	72,496
Asset-backed securities	—	39,573	—	39,573
Total long-term investments	—	242,302	—	242,302
Total investments	$—	$434,964	$—	$434,964

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

As of June 30, 2025 and December 31, 2024, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contracted research and development expenses	$11,903	$10,297
Due to Taiho under collaboration agreement, net	5,253	5,994
Employee compensation	4,813	9,935
Other current liabilities	2,234	1,437
Total accrued expenses and other current liabilities	$24,203	$27,663

(5)
License and Collaboration Agreements

Genrix License Agreement

In June 2025, the Company and Chongqing Genrix Biopharmaceutical Co., Ltd. (“Genrix”) entered into a license agreement (the “Genrix License Agreement”), pursuant to which Genrix granted Cullinan a global (excluding mainland China, Hong Kong, Macau and Taiwan), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 bispecific T cell engager, in all fields of use.

Under the terms of the Genrix License Agreement, Cullinan paid Genrix an upfront license fee of $20.0 million. Genrix will be eligible to receive up to $292.0 million in milestone payments based on the achievement of development and regulatory milestones. Genrix is also eligible to receive up to an additional $400.0 million in net sales-based milestones as well as tiered royalties ranging from mid-single digit to mid-teens, as a percentage of net sales of licensed products.

Unless earlier terminated, the Genrix License Agreement will continue in effect on a country-by-country basis until the expiration of Cullinan’s royalty obligations in such country. The Genrix License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency. Additionally, subject to a notice period, Cullinan may terminate the Genrix License Agreement for convenience. In the Genrix License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type.

Cullinan evaluated the Genrix License Agreement and determined that the exclusive license to develop and commercialize velinotamig represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore the upfront license fee of $20.0 million was recorded within research and development expenses during the three and six months ended June 30, 2025.

Harbour License Agreement

The Company and Harbour BioMed US Inc. (“Harbour”) were party to a license and collaboration agreement pursuant to which Harbour granted Cullinan an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S. In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the license and collaboration agreement, effective November 2024. In connection with the termination, the Company discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Payments made to or received from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses and general and administrative expenses. For the three and six months ended June 30, 2025, the Company recorded $7.8 million and $13.4 million, respectively, related to its share of research and development costs incurred by Taiho. The Company recorded $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2025 related to its share of general and administrative costs incurred by Taiho. Cullinan incurred $3.1 million and $4.5 million of costs that were reimbursable by Taiho for the three and six months ended June 30, 2025, respectively, which were recorded as a reduction to research and development expenses. For the three and six months ended June 30, 2024, the Company recorded $5.2 million and $11.2 million, respectively, related to its share of research and development costs incurred by Taiho. Cullinan incurred $2.8 million and $4.7 million of costs that were reimbursable by Taiho for the three and six months ended June 30, 2024, respectively, which were recorded as a reduction to research and development expenses. The net amounts of $5.3 million and $6.0 million due to Taiho as of June 30, 2025 and December 31, 2024, respectively, were recorded within accrued expenses and other current liabilities.

Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer U.S. regulatory milestones.

Other License and Collaboration Agreements

The Company has certain payment obligations that are contingent upon future events under various other license and collaboration agreements. Under these agreements, Cullinan will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones and will be required to make royalty payments in connection with the sale of products developed under these agreements. During each of the three and six months ended June 30, 2025 and 2024, no milestone obligations were incurred under the Company’s other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through June 30, 2025.

2024 Private Placement

In April 2024, Cullinan completed a private placement (the "2024 Private Placement") in which Cullinan issued approximately 14.4 million shares of its common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of its common stock. Cullinan received net proceeds of $262.7 million from the 2024 Private Placement, after deducting offering costs of $17.3 million. Refer to the discussion under the heading “Warrants” below for further detail regarding the pre-funded warrants.

At-the-Market Equity Offering Program

Cullinan has an at-the-market equity offering program (the “ATM") through an agreement with Cowen and Company, LLC ("Cowen") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the six months ended June 30, 2025. Through June 30, 2025, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of June 30, 2025, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

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

The preferred stock ranks (i) senior to any class or series of capital stock of Cullinan created specifically ranking by its terms junior to the preferred stock; (ii) on parity with the common stock and any class or series of capital stock of the Company created specifically ranking by its terms on parity with the preferred stock; and (iii) junior to any class or series of capital stock of Cullinan created specifically ranking by its terms senior to any preferred stock, in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily.

The Company determined that the preferred stock should be classified as permanent equity.

Noncontrolling Interests

Certain of the Company's clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. The following table shows the Company’s ownership interest as of June 30, 2025 and December 31, 2024, respectively, in product candidates in which the Company has a controlling interest:

	Ownership Interest as of
Product Candidate	June 30, 2025	December 31, 2024
CLN-619	99%	99%
CLN-049	98%	98%
CLN-617	96%	96%

In April 2024, Cullinan paid $3.8 million to acquire shares of its CLN-619 development subsidiary that were held by noncontrolling interests.

Warrants

In April 2025, all outstanding pre-funded warrants were exercised on a cashless basis in exchange for 0.3 million shares of common stock.

Cullinan determined that the pre-funded warrants should be equity-classified when they were issued. The Company also determined that the pre-funded warrants should be included in the weighted-average shares used in computing basic net loss per share attributable to common stockholders of Cullinan.

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$5,721	$6,679	$11,166	$11,771
Research and development	4,166	3,854	8,095	6,989
Total equity-based compensation	$9,887	$10,533	$19,261	$18,760

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of June 30, 2025. Given the early-stage nature of the underlying technologies and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty transfer agreements as of June 30, 2025 and December 31, 2024.

(9)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 and December 31, 2024.

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

(10)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and goes through July 2026. The Company also had an operating lease for approximately 8,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in February 2018 and expired in June 2024. Lease expense consisted of operating lease costs of $0.3 million in each of the three months ended June 30, 2025 and 2024. Lease expense consisted of operating lease costs of $0.6 million in each of the six months ended June 30, 2025 and 2024.

The following table summarizes supplemental cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$729	$1,024

The following table summarizes the Company’s future minimum lease payments as of June 30, 2025 (in thousands):

June 30, 2025
Remainder of 2025	$732
2026	872
Total future minimum lease payments	1,604
Less: imputed interest	(85)
Total lease liabilities at present value	$1,519

The following table summarizes the weighted-average remaining lease term and discount rate as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	1.1	1.6
Weighted-average discount rate	11.0%	11.0%

(11)
Net Loss per Share Attributable to Cullinan

The Company computes net loss per share attributable to Cullinan for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following tables set forth the calculation of basic and diluted net loss per share attributable to Cullinan for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,
	2025		2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(63,127)	$(6,928)	$(37,605)	$(4,423)
Denominator:
Weighted-average shares outstanding — basic and diluted	59,015	648	55,052	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(1.07)	$(10.70)	$(0.68)	$(6.83)

	Six Months Ended June 30,
	2025		2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(106,825)	$(11,731)	$(69,940)	$(9,236)
Denominator:
Weighted-average shares outstanding — basic and diluted	58,960	648	49,031	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(1.81)	$(18.12)	$(1.43)	$(14.26)

Cullinan used the treasury stock method for equity awards and the if converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the diluted weighted-average common shares outstanding for the six months ended June 30, 2025 and 2024 because their effect would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2025	2024
Stock options	12,601	8,289
Preferred stock	6,475	6,475
Restricted stock units	1,609	301
Employee stock purchase plan	10	7
Total	20,695	15,072

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

Financial information of the Company’s reportable segment for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development ("R&D") programs:
CLN-049	$4,898	$1,686	$8,793	$3,162
CLN-418	—	2,037	—	5,109
CLN-617	1,403	953	3,196	1,965
CLN-619	7,317	7,329	13,435	11,615
CLN-978	5,393	4,458	10,066	5,961
Early-stage programs	1,986	1,455	3,008	2,816
Velinotamig	10	—	10	—
Zipalertinib	6,001	7,226	16,161	15,514
Total R&D program expense	27,008	25,144	54,669	46,142
Equity-based compensation	9,887	10,533	19,261	18,760
R&D personnel and operations	9,741	7,236	19,572	13,724
General and administrative personnel	3,335	3,601	6,824	7,553
License agreement obligations	20,115	25	20,153	50
Other segment expenses(1)	5,712	3,488	10,315	6,787
Loss from operations	(75,798)	(50,027)	(130,794)	(93,016)
Other income (expense):
Interest income	5,924	8,071	12,504	13,764
Other income (expense), net	(181)	(72)	(266)	(116)
Net loss	(70,055)	(42,028)	(118,556)	(79,368)
Net loss attributable to noncontrolling interests	—	—	—	(192)
Net loss attributable to Cullinan	$(70,055)	$(42,028)	$(118,556)	$(79,176)
(1)
Other segment expenses for the three and six months ended June 30, 2025 and 2024 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of June 30, 2025 and 2024. Expenditures for additions to long-lived assets included purchases of property and equipment for the three and six months ended June 30, 2025. There were no expenditures for long-lived assets in the three and six months ended June 30, 2024.

(13)
Subsequent Event

On July 4, 2025, the U.S enacted the budget reconciliation bill H.R. 1 into law, which included significant changes to U.S. income tax laws. Corporate tax provisions in the law include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modifications to the U.S.’s international tax framework, and expanded Section 162(m) aggregation requirements. The Company is in the process of evaluating the impact of these changes, and an estimate of the financial effect is not yet available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2024 10-K and "Part II. Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

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

Immunology

•
CLN-978 is a CD19xCD3 bispecific T cell engager that we are developing for autoimmune diseases. CLN-978 is being investigated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”) and Sjögren’s disease (“SjD”). The global Phase 1 clinical trial in patients with moderate to severe SLE is enrolling in the United States, Europe, and Australia, and we plan to share initial safety data and B cell depletion data from Part A of the study in the fourth quarter of 2025. The Phase 1 clinical trial in patients with active, difficult-to-treat RA is enrolling in Europe, and we plan to share initial clinical data during the first half of 2026. This company-sponsored study is being led by sites at the Friedrich-Alexander University of Erlangen-Nuremberg in Germany and Università Cattolica del Sacro Cuore in Italy. The Phase 1 clinical trial in patients with active, moderate to severe SjD is ongoing in the U.S. and Europe.
•
Velinotamig is a BCMAxCD3 bispecific T cell engager that we are developing for autoimmune diseases. Chongqing Genrix Biopharmaceutical Co., Ltd. ("Genrix"), from whom we licensed velinotamig, plans to initiate a Phase 1 clinical trial in China in patients with autoimmune diseases by the end of 2025. We intend to use the data generated from this Phase 1 clinical trial to accelerate global clinical development of the program. Following the completion of the Genrix Phase 1 clinical trial, we will conduct all further development of velinotamig in autoimmune diseases.

Oncology

•
Zipalertinib (CLN-081/TAS6417), which we are co-developing with an affiliate of Taiho Pharmaceutical Co., Ltd. ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations (“EGFR ex20ins”) with relative sparing of cells expressing wild-type EGFR.
o
We are evaluating zipalertinib in a pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFR ex20ins non-small cell lung cancer ("NSCLC") who progressed after prior systemic therapy. In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of overall response rate in patients with EGFR ex20ins NSCLC who have received prior therapy. The results were shared at the 2025 American Society of Clinical Oncology Annual Meeting and published simultaneously in the Journal of Clinical Oncology. We plan to share updated efficacy and safety data in patients previously treated with amivantamab during a mini oral abstract session at the International Association for the Study of Lung Cancer ("IASLC") 2025 World Conference on Lung Cancer ("WCLC") in September 2025. Pending discussions with the U.S. Food and Drug Administration, Taiho plans to submit a new drug application for zipalertinib in relapsed EGFR ex20ins NSCLC by the end of 2025.
o
Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFR ex20ins NSCLC adult patients. Taiho expects to complete enrollment of the trial in the first half of 2026.
o
Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort study (“REZILIENT2”). Taiho plans to share initial data from the REZILIENT2 cohort exploring zipalertinib in patients with uncommon EGFR mutations during a mini oral abstract session at the IASLC 2025 WCLC in September 2025. Taiho also plans to share initial data from the REZILIENT2 cohort exploring zipalertinib in patients with active brain metastases at the European Society for Medical Oncology Congress 2025 in October 2025.

•
CLN-049 is a FLT3xCD3 bispecific T cell engager. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome, and we plan to share clinical data in the fourth quarter of 2025. CLN-049 is also being evaluated in a Phase 1 clinical trial in patients with measurable minimal residual disease positive AML.
•
CLN-619 is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells. Our Phase 1 clinical trial of CLN-619 continues with the disease-specific expansion cohorts in patients with NSCLC. We also continue to evaluate CLN-619 in a Phase 1 clinical trial in patients with relapsed/refractory multiple myeloma.
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

Recently Discontinued

In May 2025, following a review of the CLN-619 data from the disease-specific expansion cohorts for endometrial and cervical cancers, we announced discontinuation of further development of CLN-619 in patients with gynecological cancers as preliminary results did not meet our internal threshold for advancement.

Previously, we were evaluating CLN-418, a fully human bispecific immune activator targeting B7H4 and 4-1BB that we licensed from Harbour BioMed US Inc. (“Harbour”), in a Phase 1 clinical trial. In August 2024, following a review of the data from the Phase 1 clinical trial, we notified Harbour of our decision to terminate the license and collaboration agreement for CLN-418 (the “Harbour License Agreement”), effective November 2024. In connection with the termination of the Harbour License Agreement, we discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour to focus our resources on our other product candidates.

Intellectual Property

We hold the worldwide intellectual property rights for CLN-978 and the worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (collectively referred to as "greater China"), intellectual property rights for velinotamig. We also hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our earlier-stage programs. We have a controlling interest in the worldwide intellectual property rights for CLN-619, CLN-049, and CLN-617. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. The following table shows our ownership interest as of June 30, 2025 in product candidates in which we have a controlling interest in the worldwide intellectual property rights:

Product Candidate	Ownership Interest as of June 30, 2025
CLN-619	99%
CLN-049	98%
CLN-617	96%

Financing and Business Operations

Since our inception in 2016, we have focused all of our efforts and financial resources on raising capital, organizing and staffing our company, identifying, acquiring or in-licensing and developing product and technology rights, establishing and protecting our intellectual property portfolio, and developing and advancing our programs. We do not have any products approved for sale and have not generated any revenue from product sales.

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2025, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our former zipalertinib development subsidiary to Taiho.

As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $265.5 million, and long-term investments and interest receivable of $245.4 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of June 30, 2025, we had an accumulated deficit of $486.8 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

In June 2025, we entered into a license and collaboration agreement (the “Genrix License Agreement”) with Genrix, pursuant to which Genrix granted us a global (excluding greater China), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 bispecific T cell engager, in all fields of use. Under the terms of the Genrix License Agreement, we paid Genrix an upfront license fee of $20.0 million in June 2025. Refer to Note 5 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the Genrix License Agreement.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on third parties, compliance with government regulations, and the ability to obtain additional capital to fund operations. Our current and future product candidates will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require additional capital, adequate personnel and extensive compliance-reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table presents our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$61,030	$36,259	$102,489	$66,905
General and administrative	14,768	13,768	28,305	26,111
Total operating expenses	75,798	50,027	130,794	93,016
Loss from operations	(75,798)	(50,027)	(130,794)	(93,016)
Other income (expense):
Interest income	5,924	8,071	12,504	13,764
Other expense, net	(181)	(72)	(266)	(116)
Net loss	(70,055)	(42,028)	(118,556)	(79,368)
Net loss attributable to noncontrolling interests	—	—	—	(192)
Net loss attributable to Cullinan	$(70,055)	$(42,028)	$(118,556)	$(79,176)

Research and Development Expenses

In the fourth quarter of 2024, we began disclosing research and development personnel costs without the effect of intercompany allocations to product candidates held by our development subsidiaries and also began disclosing license agreement obligations separately from the related product candidate. We have recast prior period financial information to conform to the new presentation. The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CLN-049	$4,898	$1,686	$8,793	$3,162
CLN-418	—	2,037	—	5,109
CLN-617	1,403	953	3,196	1,965
CLN-619	7,317	7,329	13,435	11,615
CLN-978	5,393	4,458	10,066	5,961
Velinotamig	10	—	10	—
Zipalertinib	6,001	7,226	16,161	15,514
Clinical-stage product candidates	25,022	23,689	51,661	43,326
Early-stage programs	1,986	1,455	3,008	2,816
Research and development personnel and operations	9,741	7,236	19,572	13,724
License agreement obligations	20,115	25	20,153	50
Equity-based compensation	4,166	3,854	8,095	6,989
Total research and development expenses	$61,030	$36,259	$102,489	$66,905

The $24.8 million increase in research and development expenses in the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to the one-time upfront in-licensing fee for velinotamig ($20.0 million), and increases in clinical costs ($3.7 million), personnel costs relating to additional headcount ($2.3 million), equity-based compensation costs ($0.3 million), and chemistry, manufacturing and controls costs ($0.2 million), offset partially by a decrease in preclinical costs ($1.9 million).

The $35.6 million increase in research and development expenses in the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the one-time upfront in-licensing fee for velinotamig ($20.0 million), and increases in clinical costs ($9.7 million), personnel costs relating to additional headcount ($5.6 million), equity-based compensation costs ($1.1 million), and chemistry, manufacturing and controls costs ($0.8 million), offset partially by a decrease in preclinical costs ($1.9 million).

General and Administrative Expenses

The $1.0 million increase in general and administrative expenses in the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in other professional fees ($1.3 million) and legal costs ($0.9 million), partially offset by decreases in equity-based compensation costs ($1.0 million).

The $2.2 million increase in general and administrative expenses in the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in other professional fees ($1.8 million) and legal costs ($1.5 million), partially offset by decreases in personnel costs ($0.7 million) and equity-based compensation costs ($0.6 million).

Other Income

The $2.3 million and $1.4 million decreases in other income for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 was primarily related to lower investment income.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2025, we had cash, cash equivalents, and short-term investments of $265.5 million, and long-term investments and interest receivable of $245.4 million.

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

In June 2025, we entered into the Genrix License Agreement with Genrix, pursuant to which Genrix granted us a global (excluding greater China), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 bispecific T cell engager, in all fields of use. Under the terms of the Genrix License Agreement, we paid Genrix an upfront license fee of $20.0 million in June 2025. Refer to Note 5 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the Genrix License Agreement.

In April 2024, we completed the 2024 Private Placement, in which we issued approximately 14.4 million shares of our common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of our common stock. We received net proceeds of $262.7 million from the 2024 Private Placement, after deducting offering costs of $17.3 million.

We have an at-the-market equity offering program (the "ATM") through an agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the six months ended June 30, 2025. Through June 30, 2025, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of June 30, 2025, we had $85.6 million in shares of our common stock remaining under the ATM.

Comparison of Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(100,764)	$(74,538)
Net cash provided by (used in) investing activities	90,206	(172,156)
Net cash provided by financing activities	373	263,281
Net increase (decrease) in cash and cash equivalents	$(10,185)	$16,587

Cash Flow from Operating Activities

For the six months ended June 30, 2025, our operating activities used $100.8 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $111.4 million and a $0.6 million net change in our non-tax operating assets and liabilities, partially offset by interest income, excluding accretion on marketable securities, of $8.5 million, and an income tax refund of $3.0 million related to the utilization of federal research and development credits generated during 2023 that were carried back to tax year 2022. The non-cash operating expenses primarily consisted of equity-based compensation expense.

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

Cash Flow from Investing Activities

For the six months ended June 30, 2025, our investing activities provided $90.2 million of cash, which consisted of $294.6 million of proceeds from the maturities of marketable securities, partially offset by $204.4 million of purchases of marketable securities.

For the six months ended June 30, 2024, our investing activities used $172.2 million of cash, which primarily consisted of $456.3 million of purchases of marketable securities, partially offset by $284.1 million of proceeds from the maturities of marketable securities.

Cash Flow from Financing Activities

For the six months ended June 30, 2025, our financing activities provided $0.4 million of cash, which consisted of net proceeds from the issuance of common stock under equity-based compensation plans.

For the six months ended June 30, 2024, our financing activities provided $263.3 million of cash, which primarily consisted of $262.7 million of net proceeds from the issuance of common stock under a private placement and $4.4 million in net proceeds from the issuance of common stock under equity-based compensation plans, partially offset by $3.8 million paid to acquire shares of our CLN-619 development subsidiary that were held by noncontrolling interests.

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

Contractual Obligations and Other Commitments

We have certain payment obligations that are contingent upon future events under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future payment obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, total future minimum lease payments were $1.6 million with $1.5 million payable within twelve months. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2024 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2024 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2024 10-K except as follows:

Commencing on December 31, 2025, we will be a smaller reporting company due to our qualification at June 30, 2025. We cannot be certain if the reduced reporting requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

As of January 1, 2025, we were a large accelerated filer and were subject to all of the related compliance or disclosure requirements applicable to a large accelerated filer. Based on the market value of our common stock that was held by non-affiliates as of June 30, 2025 and our annual revenues for the fiscal year ended December 31, 2024, we will be a smaller reporting company effective December 31, 2025 and are able to immediately avail ourselves of the reduced disclosure requirements permitted for smaller reporting companies. As a smaller reporting company, we will be permitted and intend to rely on exemptions from certain compliance and disclosure requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of scaled disclosures available to smaller reporting companies until the fiscal year following the determination that either (i) the market value of our voting and non-voting common stock held by non-affiliates is greater than $700 million, as measured on the last business day of the most recently completed second fiscal quarter, or (ii) the market value of our voting and non-voting common stock held by non-affiliates, as measured on the last business day of our most recently completed second fiscal quarter, is less than $700 million but greater than $250 million and our annual revenues during our most recently completed fiscal year are greater than $100 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1*†	License Agreement, dated as of June 4, 2025, by and between Cullinan Therapeutics, Inc. and Chongqing Genrix Biopharmaceutical Co., Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

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

Cullinan Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)