Form 10-Q
period 2025-09-30
Cullinan Therapeutics, Inc.
filed 2025-11-06
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s common stock outstanding as of October 31, 2025 was 59,076,259.

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
•
the impacts of governmental legislation and regulations, including adverse effects from the U.S. government shutdown;
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

ii

•
the potential benefits of strategic collaboration agreements, our ability to enter into additional strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory, and commercialization expertise; and
•
developments and projections relating to our competitors or our industry.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$103,335	$83,005
Short-term investments	229,261	315,972
Prepaid expenses and other current assets	9,639	15,691
Total current assets	342,235	414,668
Property and equipment, net	489	683
Operating lease right-of-use assets	1,046	1,667
Other assets	361	366
Long-term investments	139,995	204,440
Total assets	$484,126	$621,824
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,722	$1,682
Accrued expenses and other current liabilities	29,847	27,663
Operating lease liabilities, current	1,188	1,302
Total current liabilities	32,757	30,647
Long-term liabilities:
Operating lease liabilities, net of current portion	—	849
Total liabilities	32,757	31,496
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 647,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 59,076,259 and 58,510,610 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	987,796	958,695
Accumulated other comprehensive income (loss)	973	(133)
Accumulated deficit	(537,406)	(368,240)
Total Cullinan stockholders' equity	451,369	590,328
Noncontrolling interests	—	—
Total stockholders' equity	451,369	590,328
Total liabilities and stockholders' equity	$484,126	$621,824

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$41,968	$35,506	$144,457	$102,411
General and administrative	13,627	13,349	41,932	39,460
Total operating expenses	55,595	48,855	186,389	141,871
Loss from operations	(55,595)	(48,855)	(186,389)	(141,871)
Other income (expense):
Interest income	5,093	8,384	17,597	22,148
Other expense, net	(108)	(89)	(374)	(205)
Net loss	(50,610)	(40,560)	(169,166)	(119,928)
Net loss attributable to noncontrolling interests	—	—	—	(192)
Net loss attributable to Cullinan	$(50,610)	$(40,560)	$(169,166)	$(119,736)

Comprehensive income (loss):
Net loss	$(50,610)	$(40,560)	$(169,166)	$(119,928)
Unrealized gain on investments	366	1,446	1,106	1,099
Comprehensive loss	(50,244)	(39,114)	(168,060)	(118,829)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(192)
Comprehensive loss attributable to Cullinan	$(50,244)	$(39,114)	$(168,060)	$(118,637)

Basic and diluted net loss per share attributable to Cullinan:
Common stock	$(0.77)	$(0.63)	$(2.58)	$(2.04)
Preferred stock	$(7.72)	$(6.26)	$(25.84)	$(20.42)
Weighted-average shares used in computing basic and diluted net loss per share attributable to Cullinan:
Common stock	59,075	58,337	58,999	52,157
Preferred stock	648	648	648	648

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$—	$590,328
Issuance of common stock under equity-based compensation plans	—	—	188,309	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,374	—	—	—	9,374
Unrealized gain on investments	—	—	—	—	—	638	—	—	638
Net loss	—	—	—	—	—	—	(48,501)	—	(48,501)
Balances at March 31, 2025	647,500	—	58,698,919	6	968,069	505	(416,741)	—	551,839
Issuance of common stock under equity-based compensation plans	—	—	59,724	—	373	—	—	—	373
Issuance of common stock upon exercise of pre-funded warrants	—	—	315,748	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,887	—	—	—	9,887
Unrealized gain on investments	—	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	—	(70,055)	—	(70,055)
Balances at June 30, 2025	647,500	—	59,074,391	6	978,329	607	(486,796)	—	492,146
Issuance of common stock under equity-based compensation plans	—	—	1,868	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,467	—	—	—	9,467
Unrealized gain on investments	—	—	—	—	—	366	—	—	366
Net loss	—	—	—	—	—	—	(50,610)	—	(50,610)
Balances at September 30, 2025	647,500	$—	59,076,259	$6	$987,796	$973	$(537,406)	$—	$451,369

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity
Balances at December 31, 2023	647,500	$—	42,900,083	$4	$654,685	$(129)	$(200,857)	$192	$453,895
Issuance of common stock under equity-based compensation plans	—	—	165,562	—	1,085	—	—	—	1,085
Equity-based compensation	—	—	—	—	8,227	—	—	—	8,227
Unrealized loss on investments	—	—	—	—	—	(202)	—	—	(202)
Net loss	—	—	—	—	—	—	(37,148)	(192)	(37,340)
Balances at March 31, 2024	647,500	—	43,065,645	4	663,997	(331)	(238,005)	—	425,665
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	14,421,070	1	262,651	—	—	—	262,652
Issuance of common stock under equity-based compensation plans	—	—	384,923	1	3,335	—	—	—	3,336
Equity-based compensation	—	—	—	—	10,533	—	—	—	10,533
Acquisition of noncontrolling interests	—	—	—	—	(3,792)	—	—	—	(3,792)
Unrealized loss on investments	—	—	—	—	—	(145)	—	—	(145)
Net loss	—	—	—	—	—	—	(42,028)	—	(42,028)
Balances at June 30, 2024	647,500	—	57,871,638	6	936,724	(476)	(280,033)	—	656,221
Issuance of common stock under equity-based compensation plans	—	—	269,492	—	1,981	—	—	—	1,981
Equity-based compensation	—	—	—	—	9,430	—	—	—	9,430
Acquisition of noncontrolling interests	—	—	—	—	(656)	—	—	—	(656)
Unrealized gain on investments	—	—	—	—	—	1,446	—	—	1,446
Net loss	—	—	—	—	—	—	(40,560)	—	(40,560)
Balances at September 30, 2024	647,500	$—	58,141,130	$6	$947,479	$970	$(320,593)	$—	$627,862

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(169,166)	$(119,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	28,728	28,190
Accretion on marketable securities	(5,375)	(11,958)
Depreciation and amortization	232	229
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,057	(837)
Accounts payable	40	(378)
Accrued expenses and other liabilities	1,843	(3,995)
Net cash used in operating activities	(137,641)	(108,677)
Investing activities:
Maturities of marketable securities	374,572	400,817
Purchases of marketable securities	(216,936)	(553,095)
Purchases of property and equipment	(38)	—
Net cash provided by (used in) investing activities	157,598	(152,278)
Financing activities:
Issuance of common stock under equity-based compensation plans	373	6,402
Issuance of common stock and pre-funded warrants, net of issuance costs	—	262,652
Acquisition of noncontrolling interests	—	(4,448)
Net cash provided by financing activities	373	264,606
Net increase in cash and cash equivalents	20,330	3,651
Cash and cash equivalents at beginning of period	83,005	98,434
Cash and cash equivalents at end of period	$103,335	$102,085
SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash refunded for income taxes	$(2,970)	$(2,274)

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $332.6 million, and long-term investments and interest receivable of $142.9 million as of September 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and include the accounts of Cullinan and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of Cullinan’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 10-K").

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in the 2024 10-K.

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

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at September 30, 2025 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$119,144	$208	$—	$119,352
Corporate notes	109,852	84	(27)	109,909
Total short-term investments	228,996	292	(27)	229,261
Long-term investments
U.S. government notes	90,009	565	—	$90,574
Corporate notes	39,647	104	(12)	$39,739
Asset-backed securities	9,631	51	—	$9,682
Total long-term investments	139,287	720	(12)	139,995
Total investments	$368,283	$1,012	$(39)	$369,256

Cullinan recognized its investments by security type at December 31, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate notes	$211,584	$343	$(6)	$211,921
U.S. government notes	78,874	81	—	78,955
Asset-backed securities	25,084	12	—	25,096
Total short-term investments	315,542	436	(6)	315,972
Long-term investments
U.S. government notes	118,423	88	(188)	118,323
Corporate notes	77,196	9	(472)	76,733
Asset-backed securities	9,384	—	—	9,384
Total long-term investments	205,003	97	(660)	204,440
Total investments	$520,545	$533	$(666)	$520,412

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$119,352	$—	$119,352
Corporate notes	—	109,909	—	109,909
Total short-term investments	—	229,261	—	229,261
Long-term investments
U.S. government notes	—	90,574	—	90,574
Corporate notes	—	39,739	—	39,739
Asset-backed securities	—	9,682	—	9,682
Total long-term investments	—	139,995	—	139,995
Total investments	$—	$369,256	$—	$369,256

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

As of September 30, 2025 and December 31, 2024, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contracted research and development expenses	$15,719	$10,297
Due to Taiho under collaboration agreement, net	5,240	5,994
Employee compensation	7,373	9,935
Other current liabilities	1,515	1,437
Total accrued expenses and other current liabilities	$29,847	$27,663

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

Cullinan evaluated the Genrix License Agreement and determined that the exclusive license to develop and commercialize velinotamig represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $20.0 million was recorded within research and development expenses during the nine months ended September 30, 2025.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib. Amounts due to or from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses or general and administrative expenses based on the nature of the activity. The following table summarizes each party’s respective share of costs incurred by the other party for zipalertinib development activities for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cullinan's share of zipalertinib research and development costs incurred by Taiho	$6,130	$6,456	$19,519	$17,590
Cullinan’s share of general and administrative costs incurred by Taiho	$836	$706	$1,899	$706
Taiho’s share of research and development costs incurred by Cullinan	$1,726	$2,137	$6,212	$6,879

Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer U.S. regulatory milestones.

Other License and Collaboration Agreements

The Company has certain payment obligations that are contingent upon future events under various other license and collaboration agreements. Under these agreements, Cullinan will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones and will be required to make royalty payments in connection with the sale of products developed under these agreements. During each of the three and nine months ended September 30, 2025 and 2024, no milestone obligations were incurred under the Company’s other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through September 30, 2025.

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

At-the-Market Equity Offering Program

Cullinan has an at-the-market equity offering program (the “ATM") through an agreement with Cowen and Company, LLC ("Cowen") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in the nine months ended September 30, 2025. Through September 30, 2025, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of September 30, 2025, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

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

Noncontrolling Interests

Certain of the Company's clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. The following table shows the Company’s ownership interest as of September 30, 2025 and December 31, 2024, respectively, in product candidates in which the Company has a controlling interest:

	Ownership Interest as of
Product Candidate	September 30, 2025	December 31, 2024
CLN-619	99%	99%
CLN-049	98%	98%
CLN-617	96%	96%

During the nine months ended September 30, 2024, Cullinan paid $4.4 million to acquire shares of its CLN-619 development subsidiary that were held by noncontrolling interests.

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

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$5,568	$5,503	$16,734	$17,274
Research and development	3,899	3,927	11,994	10,916
Total equity-based compensation	$9,467	$9,430	$28,728	$28,190

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of September 30, 2025. Given the early-stage nature of the underlying technologies and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty transfer agreements as of September 30, 2025 and December 31, 2024.

(9)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 and December 31, 2024.

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

(10)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and was scheduled to expire in July 2026. In October 2025, Cullinan extended its operating lease through September 2028. Refer to Note 13 for additional detail regarding the lease extension agreement. Lease expense consisted of operating lease costs of $0.3 million in each of the three months ended September 30, 2025 and 2024. Lease expense consisted of operating lease costs of $0.9 million in each of the nine months ended September 30, 2025 and 2024.

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,095	$1,381

The following table summarizes the Company’s future minimum lease payments as of September 30, 2025 (in thousands):

September 30, 2025
Remainder of 2025	$366
2026	872
Total future minimum lease payments	1,238
Less: imputed interest	(50)
Total lease liabilities at present value	$1,188

The following table summarizes the weighted-average remaining lease term and discount rate as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	0.8	1.6
Weighted-average discount rate	11.0%	11.0%

(11)
Net Loss per Share Attributable to Cullinan

The Company computes net loss per share attributable to Cullinan for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following tables set forth the calculation of basic and diluted net loss per share attributable to Cullinan for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,
	2025		2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(45,611)	$(4,999)	$(36,508)	$(4,052)
Denominator:
Weighted-average shares outstanding — basic and diluted	59,075	648	58,337	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(0.77)	$(7.72)	$(0.63)	$(6.26)

	Nine Months Ended September 30,
	2025		2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(152,436)	$(16,730)	$(106,513)	$(13,223)
Denominator:
Weighted-average shares outstanding — basic and diluted	58,999	648	52,157	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(2.58)	$(25.84)	$(2.04)	$(20.42)

Cullinan used the treasury stock method for equity awards and the if converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the diluted weighted-average common shares outstanding for the nine months ended September 30, 2025 and 2024 because their effect would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2025	2024
Stock options	12,836	8,411
Preferred stock	6,475	6,475
Restricted stock units	1,656	328
Employee stock purchase plan	7	9
Total	20,974	15,223

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

Financial information of the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development ("R&D") programs:
CLN-049	$4,532	$2,041	$13,325	$5,203
CLN-418	—	927	—	6,036
CLN-617	1,757	1,637	4,953	3,602
CLN-619	6,209	5,472	19,644	17,087
CLN-978	5,329	4,888	15,395	10,849
Early-stage programs	2,112	1,281	5,120	4,097
Velinotamig	763	—	773	—
Zipalertinib	7,575	7,596	23,736	23,110
Total R&D program expense	28,277	23,842	82,946	69,984
Equity-based compensation	9,467	9,430	28,728	28,190
R&D personnel and operations	9,717	7,712	29,289	21,436
General and administrative personnel	3,317	3,332	10,141	10,885
License agreement obligations	75	25	20,228	75
Other segment expenses(1)	4,742	4,514	15,057	11,301
Loss from operations	(55,595)	(48,855)	(186,389)	(141,871)
Other income (expense):
Interest income	5,093	8,384	17,597	22,148
Other income (expense), net	(108)	(89)	(374)	(205)
Net loss	(50,610)	(40,560)	(169,166)	(119,928)
Net loss attributable to noncontrolling interests	—	—	—	(192)
Net loss attributable to Cullinan	$(50,610)	$(40,560)	$(169,166)	$(119,736)
(1)
Other segment expenses for the three and nine months ended September 30, 2025 and 2024 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of September 30, 2025 and 2024. Expenditures for additions to long-lived assets included purchases of property and equipment for the nine months ended September 30, 2025. There were no expenditures for long-lived assets in the three and nine months ended September 30, 2025 or the three and nine months ended September 30, 2024.

(13)
Subsequent Event

In October 2025, the Company extended its operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts through September 2028. Cullinan’s future minimum lease payments will increase by $2.4 million as a result of this operating lease extension.

In November 2025, after a review of the emerging clinical data, the Company decided not to pursue further development of CLN-619 or CLN-617.

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

Overview

We are a clinical-stage biopharmaceutical company developing potential first- or best-in-class, high-impact therapies for autoimmune diseases and cancer. Our strategy is to identify high-impact targets, which we define as those that inhibit key drivers of disease or harness the immune system to eliminate diseased cells in both autoimmune diseases and cancer, and then select what we believe is the optimal therapeutic modality for those targets. We source innovation both internally and externally, focusing on product candidates with novel technology or differentiated mechanisms. Before we advance a product candidate into clinical development, we evaluate its potential for activity as a single agent as well as its ability to generate an immune response or to inhibit disease processes. Using this strategy, we have built a pipeline of targeted immunology and oncology product candidates that aim to maximize therapeutic potential for patients.

Immunology

•
CLN-978 is a CD19xCD3 bispecific T cell engager that we are developing for autoimmune diseases. In the Phase 1 OUTRACE Program, CLN-978 is being investigated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”) and Sjögren’s disease (“SjD”). The OUTRACE SLE Study is an ongoing global Phase 1 clinical trial in patients with moderate to severe SLE. The OUTRACE RA Study is a Phase 1 clinical trial in patients with active, difficult-to-treat RA, which is ongoing in Europe. We plan to share initial safety and B cell depletion data in SLE and RA in the first half of 2026. The OUTRACE SjD Study is an ongoing global Phase 1 clinical trial in patients with active, moderate to severe Sjögren’s disease. Separately, we were issued a composition of matter patent by the United States Patent and Trademark Office, which is expected to extend patent protection until at least 2042, excluding possible patent term extension.
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
o
We are evaluating zipalertinib in a pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFR ex20ins non-small cell lung cancer ("NSCLC") who progressed after prior systemic therapy. In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of overall response rate in patients with EGFR ex20ins NSCLC who have received prior therapy. The results were shared at the 2025 American Society of Clinical Oncology Annual Meeting and published simultaneously in the Journal of Clinical Oncology. We also shared updated efficacy and safety data demonstrating responses in patients previously treated with amivantamab during a mini oral abstract session at the International Association for the Study of Lung Cancer ("IASLC") 2025 World Conference on Lung Cancer ("WCLC"). Following a positive Type B pre-NDA meeting with the U.S. Food and Drug Administration (“FDA”) in October 2025, Taiho plans to initiate a rolling submission of a new drug application (“NDA”) in relapsed EGFR ex20ins NSCLC by the end of 2025.
o
Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for EGFR ex20ins NSCLC adult patients. Taiho expects to complete enrollment of the trial in the first half of 2026.

o
Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort study (“REZILIENT2”). Taiho shared initial data from the REZILIENT2 cohort demonstrating the clinical activity of zipalertinib in patients with uncommon EGFR mutations during a mini oral abstract session at the IASLC 2025 WCLC. Taiho also shared initial data from the REZILIENT2 cohort demonstrating intracranial responses with zipalertinib in patients with active brain metastases at the European Society for Medical Oncology Congress 2025.
•
CLN-049 is a FLT3xCD3 bispecific T cell engager. CLN-049 is being investigated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome. We recently shared clinical data in a published American Society of Hematology (“ASH”) abstract demonstrating anti-leukemic activity at clinically active target doses in patients with relapsed/refractory AML and updated results will be shared in an oral presentation at the 2025 ASH Annual Meeting in December 2025. CLN-049 is also being evaluated in a Phase 1 clinical trial in patients with AML and measurable residual disease immediately following induction therapy.

Preclinical Programs

In addition to the product candidates described above, we are actively developing several preclinical programs by leveraging our own internal expertise and through partnerships with external collaborators.

Recently Discontinued Programs

CLN-619 is a monoclonal antibody that stabilizes expression of MICA/B on the tumor cell surface to promote tumor cell lysis mediated by both cytotoxic innate and adaptive immune cells that we were evaluating in Phase 1 clinical trials. In May 2025, following a review of the CLN-619 data from the disease-specific expansion cohorts for endometrial and cervical cancers, we announced discontinuation of further development of CLN-619 in patients with gynecological cancers as preliminary results did not meet our internal threshold for advancement. In November 2025, after a review of the emerging clinical data in patients with NSCLC and multiple myeloma, we decided not to pursue further development of CLN-619.

CLN-617 is a fusion protein combining two potent antitumor cytokines, interleukin-2 and interleukin-12, with tumor retention domains for the treatment of solid tumors that we were evaluating in a Phase 1 clinical trial. In November 2025, after a review of the emerging clinical data in patients with advanced solid tumors, we decided not to pursue further development of CLN-617.

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

Intellectual Property

We hold the worldwide intellectual property rights for CLN-978 and the worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (collectively referred to as "greater China"), intellectual property rights for velinotamig. We also hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our early-stage programs. We have a controlling interest in the worldwide intellectual property rights for CLN-619, CLN-049, and CLN-617. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. The following table shows our ownership interest as of September 30, 2025 in product candidates in which we have a controlling interest in the worldwide intellectual property rights:

Product Candidate	Ownership Interest as of September 30, 2025
CLN-619	99%
CLN-049	98%
CLN-617	96%

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2025, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our former zipalertinib development subsidiary to Taiho.

As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $332.6 million, and long-term investments and interest receivable of $142.9 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of September 30, 2025, we had an accumulated deficit of $537.4 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

U.S. Government Shutdown

During the ongoing government shutdown in the U.S., the FDA has retained the majority of its staff and continues most of its typical operations. However, during the government shutdown, the FDA is not accepting new marketing applications that require a user fee, including NDAs. Taiho intends to initiate a rolling submission of an NDA for zipalertinib in relapsed EGFR ex20ins NSCLC by the end of 2025. If the government shutdown continues, acceptance and review of the NDA submission for zipalertinib may be delayed. Additionally, even when the government shutdown ends, the FDA may face a backlog of marketing submissions that it had not accepted for review during the shutdown, which may further delay acceptance and review of the planned NDA for zipalertinib.

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

Income Taxes

In July 2025, the U.S enacted the budget reconciliation bill H.R. 1 into law, which included significant changes to U.S. income tax laws. We have assessed the impacts of H.R. 1 in the current quarter and have determined that there is no expected impact on our 2025 effective tax rate.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table presents our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$41,968	$35,506	$144,457	$102,411
General and administrative	13,627	13,349	41,932	39,460
Total operating expenses	55,595	48,855	186,389	141,871
Loss from operations	(55,595)	(48,855)	(186,389)	(141,871)
Other income (expense):
Interest income	5,093	8,384	17,597	22,148
Other expense, net	(108)	(89)	(374)	(205)
Net loss	(50,610)	(40,560)	(169,166)	(119,928)
Net loss attributable to noncontrolling interests	—	—	—	(192)
Net loss attributable to Cullinan	$(50,610)	$(40,560)	$(169,166)	$(119,736)

Research and Development Expenses

In the fourth quarter of 2024, we began disclosing research and development personnel costs without the effect of intercompany allocations to product candidates held by our development subsidiaries and also began disclosing license agreement obligations separately from the related product candidate. We have recast prior period financial information to conform to the new presentation. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CLN-049	$4,532	$2,041	$13,325	$5,203
CLN-418	—	927	—	6,036
CLN-617	1,757	1,637	4,953	3,602
CLN-619	6,209	5,472	19,644	17,087
CLN-978	5,329	4,888	15,395	10,849
Velinotamig	763	—	773	—
Zipalertinib	7,575	7,596	23,736	23,110
Clinical-stage product candidates	26,165	22,561	77,826	65,887
Early-stage programs	2,112	1,281	5,120	4,097
Research and development personnel and operations	9,717	7,712	29,289	21,436
License agreement obligations	75	25	20,228	75
Equity-based compensation	3,899	3,927	11,994	10,916
Total research and development expenses	$41,968	$35,506	$144,457	$102,411

The $6.5 million increase in research and development expenses in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in clinical development costs ($4.2 million), personnel costs relating to additional headcount ($2.0 million), and chemistry, manufacturing and controls costs ($0.8 million), offset partially by a decrease in preclinical costs ($0.5 million).

The $42.0 million increase in research and development expenses in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the one-time upfront in-licensing fee for velinotamig ($20.0 million), and increases in clinical development costs ($13.8 million), personnel costs relating to additional headcount ($7.6 million), chemistry, manufacturing and controls costs ($1.6 million), and equity-based compensation expense ($1.1 million), offset partially by a decrease in preclinical costs ($2.3 million).

General and Administrative Expenses

The $0.3 million increase in general and administrative expenses in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in other professional fees ($0.3 million).

The $2.5 million increase in general and administrative expenses in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in other professional fees ($2.1 million) and legal costs ($1.4 million), partially offset by decreases in personnel costs ($0.7 million) and equity-based compensation costs ($0.5 million).

Other Income

The $3.3 million and $4.7 million decreases in other income for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 were primarily related to lower investment income.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2025, we had cash, cash equivalents, and short-term investments of $332.6 million, and long-term investments and interest receivable of $142.9 million.

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

We have an at-the-market equity offering program (the "ATM") through an agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in the nine months ended September 30, 2025. Through September 30, 2025, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of September 30, 2025, we had $85.6 million in shares of our common stock remaining under the ATM.

Comparison of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(137,641)	$(108,677)
Net cash provided by (used in) investing activities	157,598	(152,278)
Net cash provided by financing activities	373	264,606
Net increase in cash and cash equivalents	$20,330	$3,651

Cash Flow from Operating Activities

For the nine months ended September 30, 2025, our operating activities used $137.6 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $157.4 million, partially offset by interest income, excluding accretion on marketable securities, of $12.2 million, a $5.0 million net change in our non-tax operating assets and liabilities, and an income tax refund of $3.0 million related to the utilization of federal research and development credits generated during 2023 that were carried back to tax year 2022. The non-cash operating expenses primarily consisted of equity-based compensation expense.

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

Cash Flow from Investing Activities

For the nine months ended September 30, 2025, our investing activities provided $157.6 million of cash, which consisted of $374.6 million of proceeds from the maturities of marketable securities, partially offset by $216.9 million of purchases of marketable securities.

For the nine months ended September 30, 2024, our investing activities used $152.3 million of cash, which primarily consisted of $553.1 million of purchases of marketable securities, partially offset by $400.8 million of proceeds from the maturities of marketable securities.

Cash Flow from Financing Activities

For the nine months ended September 30, 2025, our financing activities provided $0.3 million of cash, which consisted of net proceeds from the issuance of common stock under equity-based compensation plans.

For the nine months ended September 30, 2024, our financing activities provided $264.6 million of cash, which consisted of $262.7 million of net proceeds from the issuance of common stock under a private placement and $6.4 million in net proceeds from the issuance of common stock under equity-based compensation plans, partially offset by $4.4 million paid to acquire shares of our CLN-619 development subsidiary that were held by noncontrolling interests.

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

Contractual Obligations and Other Commitments

We have certain payment obligations that are contingent upon future events under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future payment obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, total future minimum lease payments of $1.2 million were all payable within twelve months. See Note 10 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Difficulty in enrolling patients has delayed, and in the future could delay or prevent, clinical trials of our product candidates and ultimately delay or prevent regulatory approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we have experienced delays in the past and may experience delays in the future in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll enough eligible patients to participate in these clinical trials as required by the FDA or similar regulatory authorities outside the U.S., or as needed to provide appropriate statistical power for a given clinical trial. For example, in early phase autoimmune disease development, identification of patients with appropriate disease severity and/or willingness to accept the potential risks associated with a novel approach to treating their disease could impair enrollment.

In addition to the potentially small populations, the eligibility criteria of our planned clinical trials for some of our product candidates will further limit the pool of available clinical trial participants as we require that patients have specific characteristics, such as a certain severity or stage of disease progression, to include them in a clinical trial. For example, in the ongoing Phase 1 clinical trial for CLN-978 in patients with moderate to severe SLE in the U.S., we experienced more screening failures than anticipated due to our initial eligibility criteria, leading to a delay in enrollment in the clinical trial.

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
•
availability of investigational medicinal product(s);
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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, an officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K. The trading plan is intended to satisfy the affirmative defense in Rule 10b5-1(c). The material terms of such trading arrangement are described below.

Jennifer Michaelson, Ph.D., Chief Scientific Officer

On August 7, 2025, Jennifer Michaelson, Ph.D., our Chief Scientific Officer, entered into a Rule 10b5-1 trading arrangement that provides that Dr. Michaelson, acting through a broker, may sell up to an aggregate of 83,606 shares of our common stock. Sales of shares under the trading arrangement will not begin until the applicable Rule 10b5-1 “cooling-off” period has expired and are scheduled to end by May 1, 2027, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Dr. Michaelson or the broker, or as otherwise provided in the arrangement.

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

Cullinan Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)