Form 10-K
period 2025-12-31
Cullinan Therapeutics, Inc.
filed 2026-03-10
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2025 was $442.2 million based on the closing price of the Registrant's shares of common stock on the Nasdaq Global Select Market on such date.

The number of shares of the Registrant’s common stock outstanding as of February 23, 2026 was 60,526,128.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2026 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

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
•
our ability to submit, and obtain clearance of, any global regulatory filings, including new drug applications or investigational new drug applications, on our expected timelines, or at all;
•
our ability to initiate, recruit, and enroll patients in and conduct our clinical trials at the pace that we project;
•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, or warnings in the label of any of our product candidates, if approved;
•
the impacts of governmental legislation and regulations, including adverse effects from any potential future United States government shutdown;
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
•
Difficulty in enrolling patients has delayed, and in the future could delay or prevent clinical trials of our product candidates and ultimately delay or prevent regulatory approval.
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
•
We currently rely and expect to rely in the future on third parties to manufacture our product candidates. Our business could be harmed if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so on acceptable timelines or at acceptable quality levels or prices.
•
We are highly dependent on our key personnel. If we are not successful in retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company developing potential first- or best-in-class, high-impact therapies for autoimmune diseases and cancer. We pursue promising therapeutic targets while leveraging core expertise in T cell engagers, which are established in oncology and are now advancing into autoimmune diseases. With a clinical-stage pipeline built on a rigorous scientific approach and purposeful innovation, we are advancing our mission to deliver new standards of care for patients. Our current programs are summarized in the diagram and bullets below:

Immunology

•
CLN-978 is a CD19xCD3 bispecific T cell engager that we are developing for autoimmune diseases. In the Phase 1 OUTRACE Program, CLN-978 is being evaluated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and Sjögren’s disease (“SjD”). The OUTRACE SLE Study is an ongoing global Phase 1 clinical trial in patients with moderate to severe SLE. The OUTRACE RA Study is a Phase 1 clinical trial in patients with active, difficult-to-treat RA, which is ongoing in Europe. We plan to share initial clinical data in SLE and RA in the second quarter of 2026 and repeat dosing data in RA in the third quarter of 2026. The OUTRACE SjD Study is an ongoing global Phase 1 clinical trial in patients with active, moderate to severe Sjögren’s disease. We plan to share initial clinical data in Sjögren’s disease in the fourth quarter of 2026.
•
Velinotamig is a BCMAxCD3 bispecific T cell engager that we are developing for autoimmune diseases. Chongqing Genrix Biopharmaceutical Co., Ltd. ("Genrix"), from which we licensed velinotamig, is enrolling a Phase 1 clinical trial in China in patients with autoimmune diseases, initially in patients with SLE, followed by planned future expansion into other indications, and initial clinical data will be shared in the fourth quarter of 2026. We intend to use the data generated from this Phase 1 clinical trial to accelerate global clinical development. Following the completion of the Genrix Phase 1 clinical trial, we will conduct all further development of velinotamig in autoimmune diseases.

Oncology

•
CLN-049 is a FLT3xCD3 bispecific T cell engager. CLN-049 is being evaluated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome (“MDS”). At the 2025 American Society for Hematology (“ASH”) Annual Meeting, we shared monotherapy efficacy data from the ongoing dose escalation portion of the trial in a heavily pretreated all-comer population of patients with relapsed/refractory AML. We plan to share a clinical data update from the dose escalation portion of the trial in the second half of 2026. We also plan to begin enrolling dose expansion cohorts in the second quarter of 2026 and expect to complete enrollment in the fourth quarter of 2026 to determine the recommended Phase 2 dose for an expected single-arm pivotal registrational trial.

•
Zipalertinib (CLN-081/TAS6417), on which we are collaborating with an affiliate of Taiho Pharmaceutical Co., Ltd. ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations (“EGFR ex20ins”) with relative sparing of cells expressing wild-type EGFR.
o
We are evaluating zipalertinib in the pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFR ex20ins non-small cell lung cancer ("NSCLC") who progressed after prior systemic therapy. In February 2026, based on the primary efficacy data from REZILIENT1, Taiho completed a rolling submission of a new drug application (“NDA”) seeking accelerated approval of zipalertinib for the treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy.
o
Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for locally advanced or metastatic EGFR ex20ins NSCLC adult patients. Taiho completed enrollment of the trial in February 2026 and expects to obtain top-line results by the end of 2026.
o
Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort trial (“REZILIENT2”). Taiho shared emerging data from certain REZILIENT2 cohorts at the International Association for the Study of Lung Cancer (“IASLC”) 2025 World Conference on Lung Cancer (“WCLC”) and European Society for Medical Oncology (“ESMO”) Congress 2025.

Our Strategy

Our strategy is to accelerate potential first- or best-in-class, high-impact therapies in autoimmune diseases and cancer. The key objectives we aim to achieve with our strategy are as follows:

•
Explore the broad potential of CLN-978 in autoimmune diseases. Academic investigators and industry sponsors have published data across a variety of molecular targets and modalities highlighting the potential for a CD19xCD3 T cell engager to achieve sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple autoimmune disease indications, including SLE and RA. We believe that CLN-978 is highly-differentiated and has several potential advantages relative to other CD19-directed therapies currently in development, including monoclonal antibodies, chimeric antigen receptor T cell ("CAR T") therapies, as well as other T cell engagers, such as off-the-shelf subcutaneous administration and the ability to redirect T cells to lyse B cells expressing very low levels of CD19. We are therefore exploring the broad development of CLN-978 in autoimmune diseases.
•
Advance CLN-049 for the treatment of a broad population of AML patients. The AML treatment paradigm is currently fragmented, and there are limited treatment options that are broadly applicable across AML subpopulations. Recent approvals are for small-molecule targeted therapies that address only smaller genetic and molecular subsets of AML. CLN-049 binds both mutated and wild-type FLT3, which is expressed on AML blasts in more than 80% of AML patients. Consequently, CLN-049 has the potential to address a broad population of AML patients without need for biomarker testing. We plan to advance CLN-049 into dose expansion in relapsed AML patients to determine a recommended Phase 2 dose for an expected single-arm pivotal registrational trial. We will also explore CLN-049 as a potential frontline treatment in combination with current standard-of-care treatment for patients with newly diagnosed AML.
•
Unlock the near-term non-dilutive financial benefits of zipalertinib. In collaboration with Taiho, we are pursuing a broad, parallel development plan designed to exploit the potential of zipalertinib in multiple patient populations in the REZILIENT program. As zipalertinib is advanced closer to regulatory approvals and commercialization by Taiho, we move closer to potentially achieving certain non-dilutive financial benefits. Under an agreement with Taiho, we are eligible to receive $30.0 million and up to $100.0 million in payments from Taiho tied to United States (“U.S.”) regulatory approvals in second-line and first-line EGFR ex20ins NSCLC, respectively. We are also eligible to receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. We plan to use the potential proceeds from zipalertinib through our collaboration with Taiho to continue to advance the development of our priority programs, CLN-978 and CLN-049.

Our Product Candidates

CLN-978

Overview

CLN-978 is a half-life extended, humanized, single-chain bispecific T cell engager designed to simultaneously engage CD19 on B cells and CD3 on T cells, triggering redirected T cells to lyse B cells. CLN-978 contains two tandemly arranged single-chain variable fragments (“scFvs”) for CD19 and CD3 and a third domain in the form of a single-domain antibody (VHH) for binding to human serum albumin ("HSA") to prolong its serum half-life. CLN-978 demonstrated potency in both redirecting T cells to lyse low-CD19 expressing cells in vitro and activity in mice in B cell lymphoma models in vivo. In preclinical in vivo studies in non-human primates, treatment with CLN-978 at low doses led to profound B cell depletion in peripheral blood even after a single dose, and deep B cell depletion in lymphoid tissues was observed with multi-dose treatment. CLN-978 displayed similar induction of target B cell killing, T cell activation, and cytokine production in peripheral blood mononuclear cells derived from patients with SLE, RA or Sjögren’s as compared to healthy volunteers. We believe together these preclinical results support evaluation of CLN-978 for the treatment of B cell-mediated autoimmune diseases.

Background for Targeting CD19 in Autoimmune Diseases

B cells express the CD19 target and play a role in numerous autoimmune diseases which can affect multiple organ systems. Common to the pathophysiology of these disorders is the aberrant production of antibodies directed toward self-antigens, which are referred to as autoantibodies. Academic investigators and industry sponsors have published data across a variety of molecular targets and modalities demonstrating the potential for a CD19xCD3 T cell engager to achieve sustained improvements in disease manifestations, including durable remission from symptoms in some cases, in multiple treatment resistant autoimmune disease indications, including SLE and RA. These clinical data show that the profound depletion of B cells by CD19-directed therapy, followed by the re-emergence of a naïve B cell repertoire, effects a “reset” of the B cell compartment and a lasting elimination of autoreactive antibodies.

We believe broad B cell dysfunction is central to the pathogenesis of numerous autoimmune diseases, and we believe broadly and deeply depleting these cells by targeting CD19 appears to have the potential to effect an immune reset in these diseases.

We also believe that CLN-978 has several potential advantages relative to other CD19-directed therapies currently in development, including monoclonal antibodies, CAR T therapies, as well as other TCEs. Specifically, we believe CLN-978 demonstrates:

•
potential for broader B cell lineage depletion due to its very high affinity binding to CD19;
•
potential for a wider therapeutic index due to its approximately 10 times higher potency for B cell depletion relative to cytokine induction, as shown in preclinical studies;
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

Clinical Development

OUTRACE SLE

In December 2024, we initiated a Phase 1 clinical trial in patients with active, moderate to severe SLE. The OUTRACE SLE Study is ongoing in the U.S., Europe and Australia. We plan to share initial clinical data from Part A, or the single target dose escalation portion of the trial, in the second quarter of 2026. The data will focus on safety and B cell depletion in peripheral blood, as well as other biomarker data, and preliminary clinical activity data.

OUTRACE RA

In April 2025, we initiated a Phase 1 clinical trial in patients with active, difficult-to-treat RA. The OUTRACE RA Study is ongoing in Europe. We plan to share initial clinical data from the single target dose escalation portion of the trial in the second quarter of 2026. The data will focus on safety and B cell depletion in peripheral blood and tissue, as well as other biomarker data, and preliminary clinical activity data. We plan to share initial repeat dosing data in the third quarter of 2026. The data will include B cell depletion in peripheral blood and tissue, as well as other biomarker data, and preliminary clinical activity data.

OUTRACE SjD

In June 2025, we initiated a Phase 1 clinical trial in patients with active, moderate to severe Sjögren’s disease. The OUTRACE SjD Study is ongoing in the U.S. and Europe. We plan to share initial clinical data from Part A, or the single target dose escalation portion of the trial, in the fourth quarter of 2026. The data will focus on safety and B cell depletion in peripheral blood and tissue, as well as other biomarker data, and preliminary clinical activity data.

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

Velinotamig

Overview

Velinotamig is a BCMAxCD3 bispecific T cell engager that we are developing for autoimmune diseases. In June 2025, we licensed from Genrix the exclusive rights to develop and commercialize velinotamig in all fields of use outside of mainland China, Hong Kong, Macau, and Taiwan (collectively referred to as "Greater China"). Velinotamig is designed to bind both BCMA and CD3 antigens, redirecting cytotoxic T cells to eliminate BCMA-expressing plasma cells. Its binding profile demonstrates a markedly higher affinity for BCMA, two orders of magnitude greater than for CD3, enabling the potential for efficient recruitment and activation of T cells while reducing the risk of non-specific T cell activation.

Genrix is evaluating velinotamig in China in a comprehensive clinical development program in patients with multiple myeloma. In November 2025, Genrix shared clinical data in a published ASH abstract in patients with relapsed/refractory multiple myeloma. In January 2026, Genrix announced acceptance and priority review by the National Medical Products Administration ("NMPA") in China for a Biologics License Application ("BLA") for velinotamig for the treatment of adult patients with relapsed or refractory multiple myeloma. We believe the efficacy profile of velinotamig in multiple myeloma, particularly results in patients with extramedullary disease, supports the potential of velinotamig in plasma cell-driven autoimmune diseases. We do not intend to develop velinotamig in multiple myeloma.

Background for Targeting BCMA in Autoimmune Diseases

BCMA is emerging as a promising therapeutic target in autoimmune diseases because it is broadly expressed on plasma cells, including long-lived plasma cells that may drive chronic autoantibody production central to the pathogenesis of certain autoimmune diseases. Depleting these cells by targeting BCMA could potentially improve outcomes in patients with certain autoimmune diseases. Academic investigators and industry sponsors have published data demonstrating that BCMA-targeted therapies can improve clinical manifestations in multiple autoimmune conditions.

Clinical Development

Genrix Phase 1 Clinical Trial in Autoimmune Diseases

Genrix is enrolling a Phase 1 clinical trial in China in patients with autoimmune diseases, initially in patients with SLE, followed by future planned expansion into other indications, and initial clinical data from the trial will be shared in the fourth quarter of 2026. We intend to use the data generated to accelerate global clinical development of the program. Following the completion of the Genrix Phase 1 clinical trial, we will conduct all further development of velinotamig in autoimmune diseases.

CLN-049

Overview

CLN-049 is a humanized bispecific T cell engager that we are developing for the treatment of AML and MDS. CLN-049 is comprised of two FLT3-binding domains, an Fc-silenced humanized IgG1 backbone, and CD3-binding scFvs fused to the C-terminus of the antibody’s heavy chain. CLN-049 is designed to simultaneously bind to FLT3 on the extracellular domain of target leukemic cells and to CD3 on T cells, triggering the T cells to kill the target cancer cells. CLN-049 can bind to FLT3, which is expressed on AML blasts in more than 80% of AML patients, regardless of FLT3 mutational status. The FDA granted Fast Track designation to CLN-049 in December 2025 for the treatment of relapsed/refractory AML.

Background on AML and FLT3

FLT3 is a receptor tyrosine kinase and a proto-oncogene and is a well-validated target in AML. Studies using flow cytometry have shown that FLT3 is expressed on AML blasts in more than 80% of AML patients. Several kinase inhibitors targeting mutant FLT3 are approved for the treatment of relapsed/refractory AML; however their use is limited to the approximately 30% of the AML population that express mutant FLT3. By targeting the extracellular domain of FLT3, CLN-049 has the potential to address a broader population of AML patients. The American Cancer Society estimates that in 2026, there will be approximately 22,720 newly diagnosed patients with AML and approximately 11,500 deaths from AML in the U.S.

Clinical Development

Phase 1 Clinical Trial in Relapsed/Refractory AML and MDS

In December 2021, we initiated the ongoing Phase 1 clinical trial evaluating CLN-049 in relapsed/refractory AML patients and subsequently amended the eligible patient population to include refractory MDS patients. We completed the single ascending dose portion of the Phase 1 clinical trial testing IV administration of CLN-049 and initiated the multi-ascending dose portion of the clinical trial utilizing subcutaneous dosing in December 2022. Safety data from the single-ascending dose portion of the Phase 1 clinical trial was published at the 2023 European Hematology Association Congress. Following a review of data from the multi-ascending dose portion of the Phase 1 clinical trial of CLN-049, we reported that dose-limiting injection site reactions were observed during dose escalation with subcutaneous administration. Based on these findings we discontinued subcutaneous administration. However, based on observations of preliminary clinical activity, we elected to continue the multi-ascending dose portion with IV administration.

At the 2025 ASH Annual Meeting, we shared clinical data from the ongoing dose escalation portion of the Phase 1 clinical trial. As of an August 2025 data cutoff, among 32 patients treated at target doses greater than 6 micrograms/kilogram, CLN-049 demonstrated a complete response plus complete remission with partial hematological recovery (“CR+CRh”) rate of 25%. And in 16 patients treated at the target dose of 12 micrograms/kilogram, CLN-049 demonstrated a CR+CRh rate of 31%. In 45 patients treated across all target doses, we observed a favorable safety profile, and at the highest target dose in regimens utilizing 2 step-up doses, we observed no grade 3 cytokine release syndrome and no dose-limiting adverse events. We plan to share a clinical data update from the dose escalation portion of the trial in the second half of 2026.

Based on the emerging efficacy and safety profile, we plan to initiate dose expansion cohorts in patients with relapsed/refractory AML and TP53 mutated AML in the second quarter of 2026. We expect to complete dose expansion enrollment by the fourth quarter of 2026 to determine the recommended Phase 2 dose for an expected single-arm pivotal registrational trial.

Phase 1/2 Clinical Trial in Frontline AML

In the fourth quarter of 2026, we plan to initiate a Phase 1/2 clinical trial evaluating CLN-049 as a potential frontline treatment in combination with current standard-of-care treatment for patients with newly diagnosed AML.

Phase 1 Clinical Trial in AML and Measurable Residual Disease

In December 2023, we initiated the ongoing Phase 1 clinical trial designed to evaluate the safety and preliminary efficacy of CLN-049 in patients with AML and measurable residual disease following induction therapy.

Zipalertinib Collaboration with Taiho

Overview

Zipalertinib is an orally bioavailable small molecule designed as a next generation, irreversible EGFR inhibitor with a novel pyrrolopyrimidine scaffold. Unique among the therapies in development that are targeting EGFR ex20ins, zipalertinib is designed to fit into the adenosine triphosphate-binding site of EGFR where it covalently modifies C797, thereby forming a durable drug-protein linkage that irreversibly inhibits the mutant receptor.

Pursuant to a co-development agreement, we are collaborating with a Taiho affiliate to develop zipalertinib for the treatment of a genetically defined subset of patients with NSCLC, and Taiho will commercialize zipalertinib. For the agreed-upon indication, we and Taiho share development costs equally, and each party will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. For any additional indications that Taiho chooses to develop independently, Taiho will bear all development costs until they have sufficient data to support a commercial purpose or submission of zipalertinib for such indication. At such time, 50% of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits for potential U.S. sales of zipalertinib. Under a separate agreement, we also are eligible to receive up to $130.0 million from Taiho tied to EGFR ex20ins NSCLC U.S. regulatory milestones. The FDA granted Breakthrough Therapy designation to zipalertinib in 2022 for the treatment of patients with locally advanced or metastatic NSCLC harboring EGFR ex20ins who have previously received platinum-based systemic chemotherapy.

Background on NSCLC and EGFR ex20ins mutations

In the U.S., approximately 16% of NSCLC cases harbor EGFR mutations, with insertions at exon 20 accounting for 12% of those mutations. Patients with EGFR ex20ins have poorer outcomes than those with more common EGFR mutations, such as exon 19 deletions. There remains a significant unmet need for therapies targeting EGFR ex20ins in NSCLC that are safer and more effective.

Clinical Development

Cullinan REZILIENT1: Phase 1/2a Module Results

The Phase 1/2a portion of the REZILIENT1 clinical trial enrolled a total of 73 patients across 30, 45, 65, 100, and 150 milligram ("mg") twice-daily dose levels. The patient population was heavily pre-treated, with a median of two prior systemic therapies and 66% of patients having received two or more prior therapies at clinical trial entry (i.e., third line of therapy or greater). As of a May 9, 2022 data cutoff, among 39 patients treated at the recommended Phase 2 dose of 100 mg twice daily, 16 patients achieved a confirmed partial response, indicating a 41% confirmed overall objective response rate (“ORR”). At the 100 mg twice-daily dose, median progression free survival (“PFS”) was 12 months.

Cullinan REZILIENT1: Pivotal Phase 2b Clinical Trial

In November 2022, we initiated the pivotal Phase 2b portion of the REZILIENT1 clinical trial of zipalertinib 100 mg twice daily in adult patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy. The clinical trial is evaluating zipalertinib 100 mg twice daily in adult patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy with or without amivantamab and other ex20ins targeted therapies.

In January 2025, we announced the Phase 2b portion of the REZILIENT1 trial met the primary endpoint of overall response rate in patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy and shared the results at the 2025 American Society of Clinical Oncology (“ASCO”) Annual Meeting. As of a December 2024 data cutoff, among 125 patients who received prior treatment with chemotherapy only, zipalertinib demonstrated a confirmed ORR of 40% and a median duration of response (“mDOR”) of 8.8 months. At the IASLC 2025 WCLC, updated results were shared in patients who received prior treatment with chemotherapy and amivantamab with or without other ex20ins targeted therapies. As of a June 2025 data cutoff, among 84 patients, zipalertinib demonstrated an ORR of 27.4% and a mDOR of 8.5 months. And in 54 patients who received prior treatment with chemotherapy and amivantamab only, zipalertinib demonstrated a 31.5% ORR and a mDOR of 9.5 months. In the 2025 ASCO Annual Meeting and IASLC 2025 WCLC updates, zipalertinib demonstrated a manageable safety profile, consistent with previously reported data.

In February 2026, based on the primary efficacy data from the completed REZILIENT1 trial, Taiho completed the rolling submission of an NDA seeking accelerated approval of zipalertinib for the treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy.

Taiho REZILIENT3: Pivotal Phase 3 Clinical Trial

In August 2023, Taiho initiated the ongoing global Phase 3 clinical trial testing zipalertinib plus standard-of-care chemotherapy versus standard-of-care chemotherapy alone as a potential first-line treatment for adult patients with locally advanced or metastatic EGFR ex20ins NSCLC. The clinical trial randomizes an estimated 272 patients to receive either the combination of the two treatments or standard-of-care chemotherapy alone. The primary endpoint is PFS. Taiho completed enrollment of the trial in February 2026 and expects to obtain top-line results by the end of 2026.

Taiho REZILIENT2: Phase 2 Parallel Cohort Trial

In August 2023, Taiho initiated the ongoing global Phase 2 parallel cohort clinical trial evaluating zipalertinib in NSCLC patients harboring ex20ins or uncommon non-ex20ins EGFR mutations. Emerging results from certain cohorts were shared at IASLC 2025 WCLC and ESMO Congress 2025. As of a March 2025 data cutoff, among 40 patients with NSCLC harboring uncommon non-ex20ins EGFR mutations, zipalertinib demonstrated a confirmed ORR of 30% and a mDOR of 7.75 months. As of a February 2025 data cutoff, among 16 evaluable patients with NSCLC harboring ex20ins or uncommon non-ex20ins EGFR mutations and central nervous system metastases, zipalertinib demonstrated a 31.3% intracranial ORR and 68.8% intracranial disease control rate, and the median intracranial duration of response was 8.1 months. In the IASLC 2025 WCLC and ESMO Congress 2025 updates, the safety profile of zipalertinib was consistent with previously reported data.

Taiho Independent Clinical Development

In November 2025, Taiho independently initiated an ongoing global Phase 3 clinical trial evaluating zipalertinib in an additional NSCLC indication.

Preclinical Programs

In addition to the product candidates described above, we are actively developing several preclinical programs in autoimmune diseases and oncology.

Recently Discontinued Programs

CLN-619 is a MICA/B monoclonal antibody that we were previously evaluating in Phase 1 clinical trials. In May 2025, following a review of the CLN-619 data from the disease-specific expansion cohorts for endometrial and cervical cancers, we announced discontinuation of further development of CLN-619 in patients with gynecological cancers as preliminary results did not meet our internal threshold for advancement. In November 2025, after a review of the emerging clinical data in patients with NSCLC and multiple myeloma, we discontinued further development of CLN-619.

CLN-617 is an interleukin-2 and interleukin-12 fusion protein that we were previously evaluating in a Phase 1 clinical trial. In November 2025, after a review of the emerging clinical data in patients with advanced solid tumors, we discontinued further development of CLN-617.

CLN-418 is a B7H4x4-1BB bispecific antibody that we licensed from Harbour BioMed US Inc. (“Harbour”) and were previously evaluating in a Phase 1 clinical trial. In August 2024, following a review of the data from the Phase 1 clinical trial in solid tumors, we notified Harbour of our decision to terminate the license and collaboration agreement for CLN-418 (the “Harbour License Agreement”), effective November 2024. In connection with the termination of the Harbour License Agreement, we discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

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

With respect to our CLN-978 program, we are aware of multiple companies with development-stage CD19 T cell engager programs for the treatment of autoimmune diseases, including but not limited to Amgen Inc., Roche Holdings AG, AstraZeneca plc, Merck & Co., Inc., Novartis AG, GSK plc., and Xencor, Inc. There are also companies with development stage CD19 monoclonal T cell engager programs for the treatment of autoimmune diseases, including but not limited to Zenas BioPharma, Inc., Eli Lilly and Company, and Climb Bio, Inc.

With respect to velinotamig, we are aware of multiple companies with development-stage BCMA T cell engager programs for the treatment of autoimmune diseases, including but not limited to Regeneron Pharmaceuticals, Inc., Candid Therapeutics, Inc., and Ouro Medicines, Inc.

With respect to CLN-978 and velinotamig there may also be competition from companies with marketed therapies or product candidates, leveraging other mechanisms of action, including but not limited to modalities such as cell therapies, immune cell engaging bispecifics, and monoclonal antibodies, which deplete or modulate B cells or other immune related pathways.

With respect to CLN-049, we are not aware of other FLT3xCD3 T cell engagers in clinical development. However, there are companies with targeted small-molecule therapies approved for the treatment of AML with FLT3 mutations, such as Astellas Pharma Inc., Daiichi Sankyo Co. Ltd., and Novartis AG. There are companies with development-stage FLT3 targeted small-molecule and monoclonal T cell engager programs, including but not limited to Aptose Biosciences Inc. and Veraxa Biotech GmbH. There are companies with development-stage FLT3 targeted cell therapy programs, including but not limited to Hemogenyx Pharmaceuticals plc and Senti Biosciences, Inc. There are also companies with development-stage programs for other AML related targets, leveraging other mechanisms of action such as T cell or immune engaging bispecifics or cell therapies for the treatment of AML, including but not limited to Amgen Inc., Aptevo Therapeutics, Inc., Johnson & Johnson, Gilead Sciences, Inc., Macrogenics, Sanofi S.A., and Molecular Partners AG.

With respect to zipalertinib, we are aware of other EGFR inhibitors that are approved or are in clinical development for the treatment of NSCLC patients harboring EGFR ex20ins. There are two companies with FDA approved therapies, including Johnson & Johnson and Dizal Pharmaceutical Co. Ltd. There are also companies with development-stage programs, including but not limited to Arrivent BioPharma, Inc. and Oric Pharmaceuticals, Inc.

License and Collaboration Agreements

Adimab

We have a collaboration agreement (the "Adimab Collaboration Agreement"), with Adimab, LLC ("Adimab"). Pursuant to the Adimab Collaboration Agreement, we selected a single-digit number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies, including antibody components that were used to generate CLN-978, based upon mutually agreed upon research plans. Under the Adimab Collaboration Agreement, we have the ability to select additional biological targets against which Adimab will provide additional antibody discovery and optimization services for delivery of binders with a specified range of binding affinities.

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

Under the Adimab Collaboration Agreement, we paid a one-time, non-creditable, non-refundable technology access fee. We are also required to pay an annual access fee and research funding fees, which are creditable against the annual access fee, for Adimab’s performance of its research obligations under the Adimab Collaboration Agreement. We are also obligated to make certain research delivery, clinical and sales milestone payments to Adimab in an aggregate amount of up to $15.8 million for each product, on a product-by-product basis, subject to certain reductions and discounts. As of December 31, 2025, we have incurred and paid a cumulative $0.5 million of milestone obligations for CLN-978 under the Adimab Collaboration Agreement.

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

Genrix

In June 2025, we entered into a license agreement with Genrix (the “Genrix License Agreement”), pursuant to which Genrix granted us a global (excluding Greater China), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 bispecific T cell engager, in all fields of use.

Under the terms of the Genrix License Agreement, we paid Genrix an upfront license fee of $20.0 million. Genrix will be eligible to receive up to $292.0 million in milestone payments based on the achievement of certain clinical and regulatory milestones. Genrix is also eligible to receive up to an additional $400.0 million in net sales-based milestones as well as tiered royalties ranging from mid-single digit to mid-teens, as a percentage of net sales of licensed products.

Unless earlier terminated, the Genrix License Agreement will continue in effect on a country-by-country basis until the expiration of our royalty obligations in such country. The Genrix License Agreement may be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency. Additionally, subject to a notice period, we may terminate the Genrix License Agreement for convenience. In the Genrix License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type.

DKFZ/Tübingen

We are party to an exclusive license agreement (the "DKFZ/Tübingen License Agreement") for CLN-049 through our CLN-049 development subsidiary, Cullinan Florentine Corp. ("Cullinan Florentine"), with Deutsches Krebsforschungszentrum ("DKFZ"), Eberhard Karls University of Tübingen, Faculty of Medicine ("University of Tübingen"), and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen ("UFE"). Pursuant to the DKFZ/Tübingen License Agreement, DKFZ and University of Tübingen, collectively referred to as the Licensor, granted Cullinan Florentine an exclusive (even as to Licensor, UFE and its and their affiliates), worldwide, milestone- and royalty-bearing, license under certain licensed patent rights, applications, technical information and know-how, with the right to grant sublicenses through multiple tiers to research, develop, commercialize or otherwise exploit licensed products, itself and through its affiliates and third parties, within the field. Cullinan Florentine has the sole right, but not the obligation, to prosecute and maintain all licensed patent rights worldwide, provided that Licensor may take over or continue such prosecution and maintenance if Cullinan Florentine elects to cease the prosecution or maintenance of a licensed patent right.

Under the DKFZ/Tübingen License Agreement, Cullinan Florentine is obligated to achieve certain regulatory and research and development performance benchmarks (collectively, the "Performance Benchmarks"), by certain specified dates (collectively, the "Performance Dates"). If a Performance Benchmark is not achievable by the applicable Performance Date, Cullinan Florentine may extend the Performance Date for any single Performance Benchmark by a mid-single digit amount of months by providing written notice to Licensor and paying a non-refundable, non-creditable extension fee per each such extension. Cullinan Florentine may extend the Performance Date for any single Performance Benchmark up to a low single digit amount of times, provided that Cullinan Florentine may only request an extension a mid-single digit amount of times. If Cullinan Florentine is unable to seek a further extension per the preceding sentence, then Cullinan Florentine may seek a further extension by providing written notice to Licensor and any such extension shall be subject to the prior written approval of the Licensor, such approval not to be unreasonably withheld or delayed. As of December 31, 2025, Cullinan Florentine is in compliance with the performance benchmark requirements of the DKFZ/Tübingen License Agreement.

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

Either party may terminate the agreement upon a material breach by the other party or insolvency of the other party. Cullinan Florentine may terminate the DKFZ/Tübingen License Agreement for any or no reason after the first filing of an investigational new drug application (“IND”) or clinical trial agreement, by providing prior written notice. Licensor may terminate the agreement by providing prior written notice, if we or any of our affiliates challenges the validity of certain patent rights. Unless earlier terminated, the DKFZ/Tübingen License Agreement continues on a perpetual basis.

Taiho

We have a co-development agreement with an affiliate of Taiho, pursuant to which we are collaborating to develop zipalertinib for the treatment of a genetically defined subset of patients with NSCLC, and Taiho will commercialize zipalertinib. For the agreed-upon indication, we and Taiho share development costs equally, and each party will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. For any additional indications that Taiho chooses to develop independently, Taiho will bear all development costs until they have sufficient data from such indication to support a commercial purpose or submission of zipalertinib for the additional indication. At such time, 50% of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits for potential U.S. sales of zipalertinib. In November 2025, Taiho independently initiated an ongoing global Phase 3 clinical trial evaluating zipalertinib in an additional indication.

Under a separate agreement, we are also eligible to receive up to an additional $130.0 million from Taiho tied to EGFRex20ins NSCLC U.S. regulatory milestones. As of December 31, 2025, none of these milestones have been achieved.

MIT

We had an exclusive patent license agreement (the "MIT License Agreement") for the technology underlying CLN-617 with MIT through our development subsidiary, Cullinan Amber Corp. ("Cullinan Amber"). Under the terms of the MIT License Agreement, we have incurred and paid $0.7 million of milestone obligations through December 31, 2025. In November 2025, after a review of the emerging clinical data in patients with advanced solid tumors, we decided not to pursue further development of CLN-617. In connection with the decision not to pursue further development of CLN-617, we notified MIT of our decision to terminate the MIT License Agreement, effective February 2026 and returned the licensed patent rights for the technology underlying CLN-617 to MIT.

Harbour

We were party to the Harbour License Agreement with Harbour, pursuant to which Harbour granted to us an exclusive license for the development, manufacturing and commercialization of HBM7008 (CLN-418) in the U.S. In August 2024, following a review of the data from the Phase 1 clinical trial of CLN-418, the Company notified Harbour of its decision to terminate the Harbour License Agreement, effective November 2024. In connection with the termination of the Harbour License Agreement, the Company discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

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

As of February 13, 2026, our patent portfolio includes 18 patent families, including both patent applications we own, and patent applications exclusively in-licensed from external technology originators in a respective field. Specifically, we have exclusively in-licensed at least 48 granted patents and patent applications pending worldwide. Patents that may be issued from our pending patent applications, are expected to expire between 2034 and 2046, excluding any patent term adjustments or extensions, if applicable, that may be available. As to the patent term extension to restore patent term effectively lost following patent grant but during the FDA regulatory review process, the restoration period cannot be longer than five years, and the total patent term including the restoration period must not exceed 14 years following FDA approval.

We hold the worldwide intellectual property rights for CLN-978. Our portfolio related to our CLN-978 product candidate includes five patent families, directed to compositions, and methods of using such compositions therapeutically. The first two families of patent applications contain claims directed to CLN-978 compositions, which, if issued, are expected to expire in 2040, excluding any patent term adjustments or extensions, if applicable. Patent applications for both families have been filed in Australia, Canada, mainland China, the European Patent Office (the "EPO"), Hong Kong, Israel, Japan, and the U.S. The third family of patent applications contains claims directed to alternative formats of compositions related to CLN-978, which, if issued, are expected to expire in 2039. Patent applications have been filed for this family in Australia, Canada, mainland China, the EPO, Hong Kong, Israel, Japan, South Africa, and the U.S. There are two additional patent families claiming methods of use. These two families, if issued, are expected to expire in 2044, and the second is expected to expire in 2045, excluding any patent term adjustments or extensions, if applicable. Each of the patent families currently is comprised of a patent cooperation treaty (“PCT”) application. In September 2025, we were issued a composition of matter patent by the United States Patent and Trademark Office (the “USPTO”), which is expected to extend composition patent protection until at least 2042, excluding possible patent term extension.

We hold the worldwide, excluding Greater China, intellectual property rights for velinotamig. Our portfolio related to our velinotamig product candidate includes 4 patent families, directed to compositions and methods of using such compositions therapeutically. The first two patent families of patent applications contain claims directed to velinotamig compositions, which, if issued, are expected to expire between 2039 and 2045, excluding any patent term adjustments or extensions, if applicable. In December 2025, we were issued a composition of matter patent by the USPTO with an expiration date of 2042, excluding possible patent term extension. There are two additional patent families claiming methods of use. These two families, if issued, are expected to expire in 2046, excluding any patent term adjustments or extensions, if applicable.

We hold the worldwide intellectual property rights for CLN-049 through a development subsidiary that we had a 98% ownership interest in as of December 31, 2025. Our portfolio related to our CLN-049 product candidate includes two patent families, including one patent family, in-licensed from the University of Tübingen, directed to compositions and one patent family directed to the method of using such compositions therapeutically. The in-licensed family of patent applications contain claims directed to CLN-049 compositions, which, if issued, are expected to expire in 2039, excluding any patent term adjustments or extensions, if applicable. This patent family includes an issued U.S. patent which received patent term adjustment and is expected to expire in 2041. Patent applications have so far been filed for this family in Australia, Brazil, Canada, mainland China, the EPO, Hong Kong, India, Indonesia, Israel, Japan, South Korea, Malaysia, Mexico, New Zealand, the Philippines, Singapore, South Africa, Thailand, the U.S., and Vietnam. The additional patent family claims methods of use and, if issued, is expected to expire in 2046, excluding any patent term adjustments or extensions, if applicable.

We are collaborating on zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. Zipalertinib is covered by a portfolio comprised of seven patent families that are in-licensed from Taiho. This portfolio includes a first family claiming specific EGFR-inhibiting compositions of matter which expires in 2034, excluding any patent term adjustments or extensions. This family includes granted patents or pending applications Australia, Brazil, Canada, mainland China, the EPO, India, Indonesia, Japan, South Korea, Malaysia, Mexico, Philippines, the Russian Federation, Singapore, Taiwan, Thailand, the U.S, and Vietnam. There are five additional families that are directed to methods of use in conditions comprising exon-20 insertion mutations, exon 18 mutations, and/or exon 21 mutations, as well as treatment regimens that are expected to expire between 2037 and 2046, excluding any patent term adjustments or extensions.

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

Manufacturing

We do not own or operate, nor do we currently have plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store, and distribute our investigational product candidates and, if marketing approval is obtained, our commercial products. We believe this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the development of new product candidates.

We contract with contract manufacturing organizations ("CMOs") to receive materials manufactured for preclinical testing, as well as clinical supply material manufactured in compliance with current good manufacturing practice requirements ("cGMPs"). Because we rely on CMOs, we employ personnel with extensive technical, manufacturing, analytical, and quality experience to oversee work performed by those CMOs on our behalf. Our personnel have strong knowledge and understanding of the global regulations that govern manufacturing, documentation, quality assurance, and quality control of drug supply that are required to support our clinical development plans, and we conduct appropriate quality assurance oversight before and during clinical trials, in cooperation with our CMOs, to ensure compliance with the mutually agreed-upon process descriptions and cGMP regulations.

We utilize a global network of manufacturers for our programs in development, with vendors located in North America, Europe, and Asia. Certain nodes in the drug substance and drug product supply chains may rely on single source, third-party CMOs, which is typical for this stage of development and for companies of our profile. Any reduction or halt in supply of drug substance or drug product from these contract manufacturers, for any reason, could limit our ability to develop our product candidates until we either remedy the disruption or find a qualified replacement contract manufacturer, both of which may incur additional time and expense. However, in conjunction with our CMOs, we monitor and manage our supply chain network for potential changes and risks that could impact our global or regulatory manufacturing supply strategy. We have procured or have plans to procure sufficient drug substance to supply the planned initial clinical studies for our programs. At the appropriate time in development, we intend to put in place agreements under which our third-party contract manufacturers will generally provide us with necessary quantities of drug substance and drug product on a project-by-project basis, based on our projected development and commercial supply needs.

Our clinical product candidates, are manufactured from vials of master cell banks ("MCBs") derived from their respective production cell lines and are produced and tested in accordance with cGMPs and applicable regulations. We currently have one MCB for each of CLN‑978 and CLN‑049 and plan to establish an MCB for velinotamig, and we either already have in place or intend to produce GMP working cell banks ("WCBs") for each product candidate as needed later in development.

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

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (as amended, the “FDCA"), and biologics under the FDCA and the Public Health Service Act (as amended, the "PHSA"), and their implementing regulations. Both drugs and biologics are also subject to other federal, state, and local statutes and regulations. We do not currently have any product candidates that have been approved by the FDA for marketing in the U.S.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the U.S. For our biologic product candidates regulated under the FDCA and PHSA, such as CLN-978 and CLN-049, the FDA must approve a Biologics License Application ("BLA"). For our drug product candidates regulated under the FDCA, such as zipalertinib, the FDA must approve an NDA. The NDA and BLA approval processes are similar and generally involve the following:

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

Regulatory exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA") or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of past U.S. presidential administrations and will likely be a focus of the current administration. For example, federal legislation eliminated the statutory cap on Medicaid drug rebate program rebates, currently set at 100% of a drug’s “average manufacturer price”, effective January 1, 2024. As another example, the Inflation Reduction Act of 2022 (the “IRA”) includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program, replacing the ACA Medicare Part D coverage gap discount program, and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The focus on health care reform, including reform of drug pricing and payment, has continued in the wake of the IRA. Other potential healthcare reform efforts may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented through executive action or by Congress.

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

In the EU, medicinal products are subject to comprehensive pre- and post-market regulation by both EU and national authorities, ensuring oversight of authorization, safety, efficacy, quality, and ongoing monitoring. Recent reforms introduced through a new directive and regulation (the “EU Pharma Package”) bring significant changes, including streamlined authorization procedures, enhanced measures for access and affordability, stricter management of medicine shortages, strengthened post-market surveillance, and new requirements addressing environmental and ethical considerations. These initiatives are designed to modernize and harmonize medicines regulation, facilitate patient access to innovative therapies, and provide robust oversight of emerging technologies across the EU.

The legislative process for the EU Pharma Package began with the European Commission’s proposal in April 2023, followed by the development of positions by the European Parliament and the European Council. This culminated in trilogue negotiations, with a political agreement reached in December 2025. The agreed text now awaits formal adoption by both the European Parliament and European Council, after which it will be published in the Official Journal of the EU. The new directive and regulation will then enter into force following a transition period of 18 to 36 months, ultimately modernizing EU pharmaceutical law to better support innovation, access, and supply. Under the agreed EU Pharma Package, companies launching new medicines will benefit from eight years of data protection and one year of marketing exclusivity, with a possible additional year for innovative products meeting specific criteria. The package empowers EU countries to require adequate supply of protected medicines to meet patient needs and introduces safeguards to prevent misuse for parallel trade. It provides an intellectual property exemption for generic manufacturers to prepare for immediate market entry post-patent expiry and extends this to procurement submissions. In addition, the European Commission proposed the Biotech Act in December 2025, which seeks to strengthen the competitiveness of the biotechnology sector and facilitate the development and timely market entry of biotechnology innovations, while ensuring high standards for the protection of human health.

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

The EU transition to CTR encompassed a three-year period: from January 31, 2023, the submission of initial CTA applications for a new clinical trial under the CTR via CTIS became mandatory, and by January 31, 2025, all ongoing clinical trials approved under the old regime must comply with the CTR and information relating to such clinical trials must be transitioned to CTIS. All suspected unexpected serious adverse reactions to the investigated drug that occurred during the clinical trial must be reported to the NCA and ECs of the EU member state where they occurred.

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

In order to obtain a marketing authorization for a medicinal product in the EU, an applicant is required to submit a marketing authorization application ("MAA") to either (a) the national competent authorities (albeit through the decentralized, mutual recognition, or national procedures) or (b) the EMA (through the centralized authorization procedure). Applicants are required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization. In order to support the benefit/risk assessment, an applicant is required to conduct human clinical trials to generate the necessary clinical data. Regulation (EC) No 726/2004 of the European Parliament and of the Council lays down the rules applicable to the centralized procedure for the authorization of medicinal products. Article 3 of Regulation (EC) No 726/2004 defines in which cases the centralized application procedure must (mandatory scope) or may (optional scope) be followed. The centralized procedure is mandatory for medicinal products derived from biotechnological and other high-tech processes, orphan medicinal products, advanced therapy medicinal products and products indicated for the treatment of HIV/AIDS, cancer, diabetes, auto-immune and other immune dysfunctions, viral diseases, and neurodegenerative diseases. For medicinal products that do not fall under any of the aforementioned categories, a submission via the centralized procedure is possible, provided that it concerns (i) a new active substance or (ii) product that can demonstrate a significant therapeutic, scientific, or technical innovation and for which approval would be in the interest of public health. Given the foregoing, our portfolio of product candidates of autoimmune diseases is subject to the mandatory centralized procedure.

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

Under the procedures described above, before granting the MA, the EMA or the NCAs of the EEA member states assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs. Under the Northern Ireland Protocol, centralized MAs were recognized in Northern Ireland until it was replaced by the Windsor Framework as detailed below.

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

European Data Collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation (the "GDPR"), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “sensitive information” including health and genetic information of data subjects, mandatory data breach notification and “privacy by design” requirements, and direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA member states may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to request deletion of personal information in certain circumstances and to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

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

Human Capital Resources

As of December 31, 2025, we had 109 full-time employees. 38 of our employees have M.D. or Ph.D. degrees. Within our workforce, 76 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. Five of the nine members of our management executive team are women. Across our broader population, approximately 65% of full-time employees are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in September 2016. Our principal executive offices are located at One Main Street, Suite 1350, Cambridge, MA 02142, and our telephone number is (617) 410-4650. In April 2024, we changed our name from Cullinan Oncology, Inc. to Cullinan Therapeutics, Inc.

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

Available Information

Our corporate website address is https://cullinantherapeutics.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is as an inactive textual reference only.

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

Additionally, some of the clinical trials we conduct are, and in the future may be, open-label in trial design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as investigators and patients in open-label clinical trials are aware when patients are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical studies often include the most severe sufferers and their symptoms may have been bound to improve notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Because some of our clinical trials are open-label in clinical trial design, the results from these clinical trials may not be predictive of future clinical trial results with this or other product candidates for which we conduct an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We may encounter substantial delays in preclinical studies and clinical trials or may not be able to conduct or complete preclinical studies or clinical trials on the expected timelines, if at all.

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
•
we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;
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

We are early in our development efforts, with the exception of zipalertinib, and are substantially dependent on our lead product candidates. If we are unable to advance these or any of our other current and future product candidates through clinical development, or to obtain regulatory approval and ultimately commercialize any such product candidates, either by ourselves or with or by third parties or if we experience significant delays in doing so, our business may be materially harmed.

We are early in our development efforts with the exception of zipalertinib. We are developing CLN-978 for patients with autoimmune diseases through an ongoing Phase 1 clinical trial in patients with moderate-to-severe SLE in the U.S., Europe, and Australia, an ongoing Phase 1 clinical trial in patients with active, difficult-to-treat RA in Europe, and an ongoing Phase 1 clinical trial in patients with active, moderate SjD in the U.S. and Europe. In collaboration with an affiliate of Taiho Pharmaceutical Co., Ltd (“Taiho”), we are evaluating zipalertinib in the pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFR ex20ins non-small cell lung cancer ("NSCLC") who progressed after prior systemic therapy. In February 2026, Taiho completed a rolling submission of a new drug application (“NDA”) seeking accelerated approval of zipalertinib for the treatment of patients with relapsed EGFR ex20ins NSCLC. Taiho is also evaluating zipalertinib in a global Phase 3 clinical trial in combination with chemotherapy as a potential first-line treatment for EGFR ex20ins NSCLC adult patients and in a Phase 2 parallel cohort trial. Additionally, CLN-049 is in an ongoing Phase 1 clinical trial in patients with relapsed or refractory acute myeloid leukemia or myelodysplastic syndrome. Our ability to generate product revenues, which we do not expect will occur for years, if ever, and our ability to generate collaboration revenue will depend heavily on the successful clinical development and eventual commercialization of our current and future product candidates, if approved. The success of our current and future product candidates will depend on several factors, including the following:

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

Although we believe our product candidates and programs are uncorrelated, negative results in the development process of one product candidate could impact other product candidates or programs. In autoimmune diseases, our product candidates may demonstrate different safety and or efficacy in each of the different diseases we plan on evaluating in our clinical trials. For each of our oncology product candidates, antitumor activity may be different in each of the different tumor types or patient populations we plan on evaluating in our clinical trials. Even as we build clinical experience with our product candidates, we may need to further discuss or meet with the FDA and other comparable foreign regulatory authorities to agree on the optimal patient population, clinical trial design, and size for each clinical trial in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

Difficulty in enrolling patients has delayed, and in the future could delay or prevent, clinical trials of our product candidates and ultimately delay or prevent regulatory approval.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we have experienced delays related to enrollment in the past and may experience delays in the future in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll enough eligible patients to participate in these clinical trials as required by the FDA or similar regulatory authorities outside the U.S., or as needed to provide appropriate statistical power for a given clinical trial. For example, in early phase autoimmune disease development, identification of patients with appropriate disease severity and/or willingness to accept the potential risks associated with a novel approach to treating their disease could impair enrollment.

In addition to the potentially small populations, the eligibility criteria of our planned clinical trials for some of our product candidates will further limit the pool of available clinical trial participants as we require that patients have specific characteristics, such as a certain severity or stage of disease progression, to include them in a clinical trial. For example, in the ongoing Phase 1 clinical trial for CLN-978 in patients with moderate to severe SLE in the U.S., we experienced more screening failures than anticipated due to our initial eligibility criteria, which led to a delay in enrollment in the clinical trial.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in April 2024, we announced the expansion of the development of CLN-978 in autoimmune diseases based on the treatment of three patients in a Phase 1 dose escalation trial of CLN-978 in patients with relapsed/refractory B cell non-Hodgkin lymphoma (“B-NHL”). Results from our ongoing Phase 1 clinical trials of CLN-978 in patients with SLE, RA, and SjD or other future trials may differ from the results of our prior Phase 1 trial in CLN-978 in relapsed/refractory B-NHL. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and our ability to obtain approval for, and commercialize, our product candidates may be harmed. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

We may not be able to file INDs, IND amendments or other similar regulatory submissions outside of the U.S. to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA or foreign regulatory authorities may not permit us to proceed.

Our clinical stage product candidates CLN-978, CLN-049, and zipalertinib have INDs which are currently in effect. However, we may not be able to file future INDs or similar regulatory submissions for our other product candidates on the timelines we expect. Additionally, we may experience manufacturing delays or other delays with IND-enabling studies, or the FDA or other comparable regulatory authorities may require additional preclinical studies that we did not anticipate. Moreover, we cannot be sure that submission of an IND or similar regulatory submissions will result in the FDA or other comparable regulatory authority allowing clinical trials to begin, or that, once begun, issues will not arise that result in a decision by us, by IRBs or independent ethics committees, or by the FDA or other comparable regulatory authorities to suspend or terminate clinical trials, including as a result of a clinical hold. Additionally, even if the FDA or other comparable regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or other similar regulatory submission, we cannot guarantee that they will not change their requirements or expectations in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs or similar regulatory submissions on the timelines we expect or to obtain regulatory approvals for our clinical trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval.

Our product candidates may cause undesirable side effects. Additionally, the administration process or related procedures also can cause adverse side effects. Adverse events that occur in our clinical trials may cause us, or cause the FDA or other comparable regulatory authorities, or IRBs, RECs, or equivalent organizations to order us to halt, delay or amend preclinical development or clinical development of our product candidates and could result in more restrictive labeling or the denial of regulatory approval of our product candidates for any or all targeted indications. Even if serious adverse events are unrelated to study treatment, such occurrences could affect patient enrollment or the ability of enrolled patients to complete the clinical trial. In addition, if any of our product candidates are tested or used in combination with other drugs, these combinations may have additional side effects, which could be more severe than those caused by either therapy alone.

Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered when a significantly larger number of patients have been exposed to the product candidate. For example, while we believe that CLN-978, zipalertinib, and CLN-049 have demonstrated manageable tolerability profiles thus far, there can be no assurance that they or any of our other product candidates will not cause more severe side effects in a greater proportion of patients.

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

We are conducting clinical trials for our product candidates outside the U.S., including in Europe and Australia, and Genrix is conducting a clinical trial for velinotamig in China, for which we intend to use the data generated to accelerate global clinical development of the program. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. If data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, and (ii) the clinical trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP") regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, foreign clinical trials are subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. We would need to conduct additional trials if the FDA or any comparable foreign regulatory authority does not accept data from clinical trials conducted outside of the U.S. or the applicable foreign jurisdiction, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the U.S. or any such foreign jurisdiction.

We may develop product candidates in combination with other therapies, which would expose us to additional risks.

We may develop product candidates in combination with one or more approved or unapproved therapies to treat cancer or other diseases. Even if any product candidate we develop were to receive marketing approval for use in combination with other approved therapies, the FDA, the EMA, or comparable foreign regulatory authorities outside of the U.S. could still revoke approval of the therapy used in combination with our product. If the therapies used in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

In connection with the clinical development of our product candidates for certain indications, we may need to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive benefit from our product candidates, as we are targeting certain genetically defined populations for our treatments. Such companion diagnostics may be used during our clinical trials and may be required in connection with the FDA approval of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory, and logistical challenges. Companion diagnostics are subject to regulation by the FDA, the EMA, and other comparable regulatory authorities as medical devices and require separate regulatory approval prior to commercialization.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. With the exception of zipalertinib, we are still in the early stages of development. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through the sale of equity securities.

We have a history of significant net losses since we began substantive operations. For 2025 and 2024, we reported a net loss of $219.9 million and $167.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $588.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

•
continue our research and development efforts and submit INDs or other regulatory filings for our current and future product candidates;
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

Our ability to become profitable depends upon our ability to generate revenue. Other than a previous licensing agreement, we have not generated any other license or collaboration revenue or any sales revenue from any of our product candidates. We do not expect to generate significant sales revenue or commercial revenue from the sale or license of one or more of our preclinical programs or product candidates unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates or, alternatively, enter into agreements with third parties for the purchase, collaboration, or license of one of our product candidates. We are currently advancing CLN-978, CLN-049, and zipalertinib (pursuant to the co-development agreement with an affiliate of Taiho) in clinical development, in addition to our other programs that are in the preclinical stages of development and will require additional preclinical studies. All of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales.

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
•
the equal cost-sharing structure for clinical development and commercialization costs of zipalertinib in the U.S. and the equal profit-sharing structure from potential future U.S. sales of zipalertinib, each pursuant to the co-development agreement with an affiliate of Taiho, subject to certain adjustments for any approved indications independently developed by Taiho;
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

The development of pharmaceutical products is capital intensive. We are currently advancing CLN-978, CLN-049, and zipalertinib (pursuant to the co-development agreement with an affiliate of Taiho) in clinical development and making further investments in our preclinical programs. We expect our expenses to increase in parallel with our ongoing activities, as described above under the risk factor entitled “We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.” We have estimated our current additional funding needs based on assumptions that may prove to be wrong. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, and alliances, or marketing, distribution, or licensing arrangements with third parties. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our identification, discovery, and preclinical or clinical development programs, or any future commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $377.9 million, and long-term investments and interest receivable of $61.1 million. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2029.

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

We have a co-development agreement with an affiliate of Taiho for zipalertinib. Pursuant to the terms of the co-development agreement, development costs for zipalertinib are shared equally between us and Taiho, with each party receiving 50% of any future pre-tax profits from potential U.S. sales of zipalertinib, subject to certain adjustments for any additional indications independently developed by Taiho. Additionally, we have a license agreement with Chongqing Genrix Biopharmaceutical Co., Ltd. (“Genrix”) pursuant to which we in-licensed velinotamig.

We intend to engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership, including the co-development agreement with an affiliate of Taiho and our license agreement with Genrix, may entail numerous risks to us, including:

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
•
retention of key personnel, the loss of institutional knowledge, and uncertainties in our ability to maintain key business relationships;
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

As of February 18, 2026, the number of shares of our common stock outstanding excludes approximately 17.3 million shares of common stock issuable upon the exercise of stock options, having a weighted-average exercise price of $14.51 per share. The exercise of outstanding stock options for common stock would be substantially dilutive to existing stockholders. As of February 18, 2026, the number of shares of our common stock outstanding also excludes approximately 2.0 million shares of common stock issuable upon vesting of restricted stock units, approximately 1.1 million shares of common stock reserved for future issuance under our 2021 Stock Option and Incentive Plan and 2.7 million shares of common stock reserved for future issuance under our 2021 Employee Stock Purchase Plan. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Our operations and financial condition have been and could continue to be adversely affected by global and regional economic conditions in ways we may not be able to predict or control.

Our operations and financial condition have been and could continue to be adversely affected by global or regional economic conditions if markets decline in the future, whether related to a public health crisis similar to the COVID-19 pandemic, changes in international relations or global conflicts, higher inflation or interest rates, recession, natural disasters, impacts of and issues related to climate change, business disruptions, our ability to adequately staff operations or otherwise. Additionally, escalation in interest rates, in conjunction with banking failures, may lead to financial institutions being more prudent with capital deployment and tightening lending, especially in relation to construction and real estate development.

Additionally, the U.S. government has made statements and taken actions that have led to certain changes and may lead to additional changes to U.S. and international trade policies. For example, the Trump administration has imposed or signaled to impose a series of tariffs on certain products manufactured outside the United States, including pharmaceutical products and raw materials and components for pharmaceutical products, and it is unknown whether and to what extent additional tariffs (or other new laws or regulations) will be adopted, or the effect that any such actions would have on us or our industry. Such unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may affect the import and export of materials and products used in our development efforts. These policies may also affect the demand for our product candidates, the competitive position of our product candidates, and clinical manufacturing and future commercial activities. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if the U.S. government takes retaliatory trade actions due to the ongoing trade tensions, such changes could have an adverse effect on our business, financial condition and operations.

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

An element of our strategy is to form or seek strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties for programs, product candidates, technologies or intellectual property that we believe are novel, employ differentiated mechanisms of action, are more advanced in development than competitors, or have a combination of these attributes. We face significant competition in seeking appropriate strategic partners and licensing and acquisition opportunities, and the negotiation process is time-consuming and complex. Identifying, selecting, and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring, and developing products that ultimately do not provide a return on our investment. We have terminated programs and expect to terminate programs in the future if they do not meet our criteria for advancement. For example, following a review of the emerging clinical data in patients with NSCLC and multiple myeloma, we decided not to pursue further development of CLN-619, and after a review of the emerging clinical data in patients with advanced solid tumors, we decided not to pursue further development of CLN-617.

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

Certain agreements provide our licensors, collaborators, or other shareholders in our CLN-049 development subsidiary with rights that could delay or impact the potential sale of our development subsidiaries or could impact our ability to sell assets, or enter into strategic alliances, collaborations, or licensing arrangements with other third parties.

We license intellectual property from third parties for several of our product candidates and have raised capital from third-party investors for CLN-049. These third parties have certain rights that could delay collaboration, licensing or other arrangement with another third party, and the existence of these rights may adversely impact the ability to attract an acquirer or partner. These rights include rights of negotiation and fees payable upon a sale of assets or change of control of a subsidiary that are contained in license agreements, as well as rights such as drag-along rights in agreements with shareholders of the subsidiary.

In addition, we will also owe the licensor of CLN-049 a success fee in the event of a sale or other disposition of the majority of the assets of the CLN-049 development subsidiary. This fee will reduce the net proceeds we receive from any such sale or disposition of assets.

We have also entered into investor rights and voting agreements with third-party investors, which may delay or impact our ability to sell our equity interests in or the assets of our CLN-049 development subsidiary. For example, we would need to comply with certain notice and other provisions, such as a drag-along provision in the event of sale of the subsidiary, which may delay or prevent a specific transaction or make transacting with us less attractive to third parties.

We may enter into similar agreements with future partners or investors that in each case may contain similar provisions or other terms that are not favorable to us.

Our reliance on a limited number of employees presents operational challenges that may adversely affect our business.

As of December 31, 2025, we had 109 full-time employees upon which we rely for various research and development, administrative and other support services. The small size of our team may limit our ability to devote adequate personnel, time, and resources to our research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate research and development, administrative, or other services, our business, financial condition, and results of operations could be harmed.

We are a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

As of January 1, 2025, we were a large accelerated filer and were subject to all of the related compliance or disclosure requirements applicable to a large accelerated filer. Based on the market value of our common stock that was held by non-affiliates as of June 30, 2025 and our annual revenues for the fiscal year ended December 31, 2024, we became a smaller reporting company effective December 31, 2025 and are able to immediately avail ourselves of the reduced disclosure requirements permitted for smaller reporting companies. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain compliance and disclosure requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of scaled disclosures available to smaller reporting companies until the fiscal year following the determination that either (i) the market value of our voting and non-voting common stock held by non-affiliates is greater than $700 million, as measured on the last business day of the most recently completed second fiscal quarter, or (ii) the market value of our voting and non-voting common stock held by non-affiliates, as measured on the last business day of our most recently completed second fiscal quarter, is less than $700 million but greater than $250 million and our annual revenues during our most recently completed fiscal year are greater than $100 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental authorities or healthcare programs, such as Medicare and Medicaid, and private payors, such as health plans, is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which adequate coverage and reimbursement for these products and related treatments will be available from government authorities and programs as well as private health plans and other organizations. Government authorities and other third-party payors decide which products will be covered and establish reimbursement levels for the products (or the services provided using the products). If coverage and reimbursement is not available, or is available but limited, we may not be able to successfully commercialize our product candidates. Under such circumstances, we may not be able to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Reimbursement rates may also vary according to the use of the drug and the clinical setting in which the drug is used; rates may be based on reimbursement levels already set for lower cost drugs or rates may be incorporated into existing payments for other services.

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

The containment of healthcare costs also has become a priority of federal, state and foreign governments. In the U.S., in recent years, the pharmaceutical industry has been a particular focus of such reform efforts and has been significantly affected by major legislative, administrative and executive initiatives. For example, the Inflation Reduction Act of 2022 (the “IRA”) included a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes included caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the previous coverage gap discount program) and a drug price negotiation program for certain high-spend Medicare Part B and D drugs. The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap. Additionally, changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government offering pharmaceutical direct-to-consumer channels has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and the proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.

Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.

At the state level, individual states are increasingly implementing initiatives designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and measures to encourage importation from other countries and bulk purchasing. For example, certain states have formed Prescription Drug Affordability Boards that assert authority to set reimbursement rates and/or drug pricing in the state. States are also increasingly expanding or changing Medicaid supplemental rebate programs to secure additional rebates from manufacturers in exchange for drug coverage and to limit coverage of certain drugs for certain Medicaid patients or to all Medicaid patients. These and other future state-level reform activities could negatively affect Medicaid coverage and reimbursement for our products.

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
•
the availability of capital.

Other recent government actions also may affect prices or payments for prescription drugs. For example, the Trump administration’s recently announced tariff on branded or patented drugs may adversely impact our ability to realize an adequate return on the sale of drug products (if approved) that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect into 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Reform efforts have been and may continue to be subject to scrutiny and legal challenge, which increases uncertainty. For example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

We expect that current and future reform efforts in the U.S. or abroad may result in more rigorous coverage criteria, new payment methodologies, restrictions on access and additional downward pressure on the payment that we receive or price that we may charge for any approved product. The implementation of such reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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

We may be unable to obtain or maintain orphan drug status for our current and future product candidates, or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

We may not be granted orphan drug designation for some of our current and future product candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tumor-agnostic therapies, and the FDA may interpret the federal Food, Drug and Cosmetic Act, as amended (the "FDCA"), and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation for a particular indication. In December 2025, the FDA granted Fast Track designation to CLN-049 for the treatment of relapsed/refractory AML. We may seek Fast Track designation for other current or future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. In any event, the receipt of Fast Track designation for CLN-049 or any other product candidate may not result in a faster development process, review or approval compared to conventional FDA procedures, and it does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

Seeking accelerated approval by the FDA, even if requested for zipalertinib or any other current or future product candidates, may not lead to a faster regulatory review and does not increase the likelihood that our product candidates will receive marketing approval.

We and our collaboration partners are seeking accelerated approval of zipalertinib for treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy, and we may also seek approval of certain of our other current and future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform a post-marketing confirmatory clinical trial or trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The Food and Drug Omnibus Reform Act of 2022 (“FDORA”), enacted on December 29, 2022 as part of the Consolidated Appropriations Act, 2023, includes numerous reforms to the accelerated approval process for drugs and biologics and enables the FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures already available to the FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence. FDORA also adds the failure of a sponsor of a product approved under accelerated approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the FDCA. Even if we do receive accelerated approval, we may not experience a faster regulatory review, and receiving accelerated approval does not provide assurance of ultimate full FDA approval. In connection with the receipt of accelerated approval, we may be required to complete additional confirmatory clinical trials. Conducting such additional confirmatory clinical trials could delay or prevent our ability to receive full approval of our product. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. During the 2025 government shutdown, which has since ended, the FDA was not accepting new marketing applications that require a user fee, included NDAs. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements which could have a significant adverse impact on our business.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the regulations of the FDA and other similar foreign regulatory authorities, provide true, complete and accurate information to the FDA and other similar foreign regulatory authorities, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. These laws may impact, among other things, our current activities involving principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We may be subject to additional data privacy restrictions as we continue to enroll subjects in our ongoing or future clinical trials. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation (the "GDPR") which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that are established in the EEA or which are not established in the EEA but collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. The GDPR imposes stringent operational requirements for controllers and processors of personal data, including, for example, requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing and maintaining a process to address data subject rights, implementing safeguards to protect the security and confidentiality of personal data, providing notification to data subjects and government authorities of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to most countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR increased our responsibility and potential liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries within the EEA. Compliance with the GDPR will continue to be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European data processing activities. Following the UK’s exit from the EU, our processing of personal data of persons located in the United Kingdom subjects us to the UK Data Protection Act 2018 and the “UK GDPR” as defined by the Data Protection Act 2018, as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”). The UK GDPR imposes similar obligations on data controllers and processors to those found in the GDPR and carries with it fines similar to those of the GDPR. The UK’s data protection authority, the Information Commissioner’s Office, had indicated that it will continue to enforce the UK GDPR in line with the enforcement of GDPR in the EU, and currently the UK GDPR and EU GDPR are broadly aligned. On June 19, 2025, the UK’s Data (Use and Access) Act took effect, which introduces certain relatively minor amendments to the data protection regime in the UK, and therefore creates slight divergences between the EU and UK data protection regimes.

Recent legal developments in the EU and UK have also created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the U.S. and other countries. On July 10, 2023, the European Commission issued an EU-U.S. data adequacy decision on the basis of the new framework for transatlantic data flows, the EU-U.S. Data Privacy Framework (“DPF”). Companies must self-certify to the U.S. Department of Commerce that they comply with the principles of the DPF in order to benefit from the new mechanism to transfer personal data from the EU (and the UK and Switzerland under the respective extensions to the DPF) and the U.S. Companies who have not certified to the DPF will continue to be subject to the current rules on international transfers under the GDPR and UK GDPR, including, for example, ensuring that the Standard Contractual Clauses, published by the European Commission in 2021, and the UK Addendum, or the UK International Data Transfer Agreement (“UK IDTA”), published by the UK Government in 2022, are in place where required. Prior to entering into the Standard Contractual Clauses or the UK IDTA, organizations are required to conduct a case-by-case assessment of the relevant data transfer(s) in order to assess the legal regime applicable in the destination country. The DPF has already been subjected to legal challenge, and it is likely to be subjected to further challenges in the future. The impact of these developments on the ability to lawfully transfer personal information from the EEA and UK to the U.S. and other countries has led to increased scrutiny on data transfers out of the EEA and UK and may increase our costs of compliance with data privacy legislation.

The U.S. Department of Justice, pursuant to Executive Order 14117, has put into effect a data security program (the “Data Security Program”) that restricts, and in some cases prohibits, access by certain countries of concern such as the People’s Republic of China (including Hong Kong and Macau) to certain U.S. government-related data and bulk human ’omic, geolocation, biometric, health, financial, and other sensitive personal data, even if those data are de-identified, anonymized or encrypted. Entities organized under the laws of the United States as well as U.S. persons are restricted in their ability to provide access to such data to such countries as well as “covered persons” that have certain nexuses to such countries, and they are also required to prohibit foreign parties from making an “onward transfer” of such data to countries of concern and covered persons. These restrictions may result in an inability to realize the full value of such data, to use such data effectively or efficiently, or to engage in some data transactions that would otherwise be available to entities not subject to the Data Security Program. These international data restrictions may also limit our ability to develop insights and transfer data as our business would otherwise find more desirable and they may limit potential investments. Failure to comply with these restrictions could lead to civil or criminal penalties.

In addition, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. In some states, such as California and Washington, state privacy laws are even more protective than HIPAA and special statutes such as the Washington My Health My Data Act are particularly restrictive. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. Most notably, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”) gives California residents certain privacy rights in the collection and use of their personal information and requires businesses to make certain disclosures, limit their use of personal information, and take certain other acts in furtherance of those rights. Failure to comply with the CCPA may result in, among other things, civil penalties of up to $7,500 per violation, as well as a private right of action for certain data breaches. Additionally, California has created a data protection agency authorized to implement and enforce the CCPA, which could result in increased enforcement.

While there are currently exceptions in the CCPA for protected health information that is subject to HIPAA and information collected in research studies, including clinical trials, that are conducted in accordance with certain regulations, we may process other personal information that is subject to the CCPA. In addition, almost 20 other states have now passed comprehensive privacy laws that have taken effect or will come into effect at various times over the next few years. These comprehensive state privacy laws also provide exemptions for protected health information subject to HIPAA or exempt covered entities and business associates entirely. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. We will need to continue to evaluate our privacy program as the implementation of these laws evolves and may need to make further modifications to our programs, which, if we fail to do so as required, may expose us to liability.

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

Regulations regarding the use and development of artificial intelligence (“AI”) are being introduced in various jurisdictions globally.

We may be currently, and may become, subject to a range of current and future regulations relating to the use and/or development of AI technology or systems. Regulations related to AI may impose certain obligations on organizations, and the costs of monitoring and responding to such regulations, as well as the consequences of non-compliance, could have an adverse effect. Several governmental authorities have already proposed or enacted laws and other guidance governing AI.

In the UK, the government has pledged to implement legislation imposing obligations on developers of the most powerful AI models. This framework is expected to take the form of a principles-based regime intended to foster growth and development of AI technologies, however, there have been delays with this proposal and a UK AI bill is not expected until mid-2026 at the earliest. Sector-specific guidance on AI has already been published by regulators in the UK, including the Competition and Markets Authority and the Information Commissioner’s Office.

In the EU, by contrast, the Artificial Intelligence Act (Regulation (EU) 2024/1689) (the “EU AI Act”) represents the world’s first comprehensive legislative framework for AI. The EU AI Act came into force on August 1, 2024 and the obligations have taken, and will take, effect in stages between February 2025 and August 2027 (with the majority of obligations enforceable from August 2, 2026). Classifying AI systems according to risk, the EU AI Act imposes a range of obligations on developers, importers, distributors and users of AI systems, and also imposes prohibitions on certain high-risk AI practices. It also carries a range of enforcement powers for the European Commission’s newly established AI Office to exercise, including fines of up to EUR 35,000,000 or 7% of an organization’s annual turnover for the previous year, and the authority to recall or restrict AI systems and require corrective action. On November 19, 2025, the European Commission published the Digital Omnibus Package – a proposal intended to streamline the EU’s digital framework, including the EU AI Act. There could therefore be future changes in the applicable obligations and steps needed for compliance under the EU AI Act.

U.S. legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For instance, California enacted seventeen new laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation. For example, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and Colorado enacted the Colorado AI Act, which took effect in February 2026. Further, the California Privacy Protection Agency recently finalized regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use, procure and commercialize AI technologies in the future.

In January 2026, the FDA and EMA jointly published “Guiding Principles of Good AI Practice in Drug Development,” which acknowledge the growing use of AI in drug development and set forth potential areas of focus for regulators and international standards organizations.

Preparing for and complying with current and upcoming regulations related to AI systems could involve material compliance costs and/or adversely affect the operations or performance of our business. These and other developing obligations may prevent or make it harder for us to conduct or enhance our business using AI, or lead to regulatory fines, penalties, or other liability. Further, use of AI systems could lead to unintended consequences, such as cybersecurity risks or unintended biases, impact our ability to protect confidential data and intellectual property, and expose us to intellectual property infringement claims by third parties, any of which may have a material adverse effect on our operations, financial condition, and prospects.

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

In addition, licensing agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, we will owe the licensor of CLN-049 a success fee in the event of a sale or other disposition of the majority of the assets of the development subsidiaries holding these product candidates. These fees will reduce the net proceeds we receive from any such sale or disposition of assets.

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

In addition to the protection afforded by our owned and in-licensed patents, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product identification, discovery, and development processes, that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

We own five patent families related to CLN-978. We own four patent families related to velinotamig. We have in-licensed seven patent families related to zipalertinib as part of our co-development agreement with an affiliate of Taiho. We own one patent family and have in-licensed one patent family related to CLN-049.

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

We negotiate budgets and contracts with CROs, clinical trial sites and CMOs, and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing and completion of our preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we relied entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good manufacturing, clinical, laboratory practices ("GxPs"), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GxPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GxP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GxP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under GxP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may delay ongoing or planned clinical trials or require us to repeat clinical trials, which would delay the regulatory approval process. Failure by us or by third parties we engage to comply with regulatory requirements can also result in fines, adverse publicity, and civil and criminal sanctions. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our preclinical studies and clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our current and future preclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

As noted above, we may receive up to $130.0 million from Taiho upon the achievement of certain U.S. regulatory milestones related to zipalertinib. There is no guarantee that these milestones will be achieved or that we will receive any of the $130.0 million. We have a co-development agreement with an affiliate of Taiho to co-develop zipalertinib. Pursuant to the terms of the co-development agreement, we each equally contribute to the clinical development costs of zipalertinib in the U.S., and will each receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. There is no guarantee that the co-development and commercialization will be successful or that we will receive any net profits, and we could lose money.

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

We currently rely and expect to rely in the future on third parties to manufacture our product candidates. Our business could be harmed if the third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so on acceptable timelines or at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates, and we may not be able to do so on favorable terms. We have not yet caused CLN-978, CLN-049 or velinotamig to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•
we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA, or comparable foreign regulatory authorities, must inspect any manufacturers for cGMP compliance as part of our marketing application;
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

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our current and future product candidates by the FDA, or comparable foreign regulatory authorities, resulting in higher costs or adversely impact commercialization of our current and future product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA, or comparable foreign regulatory authorities, could place significant restrictions on our company until deficiencies are remedied.

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

Additionally, for some of our product candidates, we rely on third parties located in China to manufacture and supply certain raw materials, drug substances, and/or drug products, and we expect to continue to use such third-party manufacturers as needed. A natural disaster, epidemic or pandemic disease outbreak, trade war, political unrest or other event(s) in China or in adjacent geopolitical territories could disrupt the business or operations of our CMOs with whom we conduct business now or in the future. Any disruption in China or in adjacent geopolitical territories that significantly impacts such third parties, including their ability to produce and deliver materials according to our contracts in adequate quantities to meet our needs could impede, delay, limit, or prevent the research and development of our current and future product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions in China. For example, the recently enacted BIOSECURE Act limits US governmental procurement from and grants to certain named Chinese CMOs. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could have an adverse effect on our business, financial condition and results of operations.

The manufacture of drug products, and particularly biologics, is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current and future product candidates, if approved, could be delayed or prevented.

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

As of December 31, 2025, we had 109 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Hackers are also making increased use of AI agents that can significantly increase the speed and harm of their attacks. Use of AI systems may also lead to new vulnerabilities such as prompt injection attacks that may compromise these systems and other operations that depend on these systems. We also continue to provide for remote work for our employees, which may increase our vulnerability to cyber and other information technology risks. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, ransomware, business email compromise, phishing attacks, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business. Although we have implemented measures designed to protect our information systems, there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to comply with applicable laws relating to information security and/or prevent or mitigate security breaches or improper access to, use of, or disclosure of personal data, including our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR/UK GDPR and the EU Network and Information Security Directive) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In some cases, data cannot be reproduced. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our devices and drugs or any future product candidate could be delayed. If a security breach results in the exposure or unauthorized disclosure of personal information, we can be subject to requirements to notify regulatory authorities and affected individuals within strict statutory timeframes, and could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks. Furthermore, we cannot be sure that insurance will continue to be available to us on commercially reasonable terms, if at all, or that any insurer will not deny coverage as to any future claim.

In addition, the computer systems of various third parties on which we rely, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, litigation (including class claims), regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such data breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

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

Our executive officers, directors, and 5% stockholders beneficially owned approximately 56.0% of our voting stock, based on 60,543,903 shares of our common stock deemed to be outstanding as of December 31, 2025, which assumes conversion of 299,767 shares of outstanding convertible preferred stock into shares of common stock. These stockholders could have the ability to influence us through their ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2025, we had U.S. federal and state NOL carryforwards of $312.6 million and $317.7 million, respectively. As of December 31, 2025, $311.2 million of our federal NOLs can be carried forward indefinitely and $1.4 million, which were generated prior to 2018, expire in 2037. As of December 31, 2025, state NOL carryforwards begin to expire in 2031. As of December 31, 2025, we had federal and state research and development tax credit carryforwards of $8.7 million and $2.7 million, respectively. As of December 31, 2025, our federal research and development tax credit carryforwards begin to expire in 2036, $0.3 million of our state research and development tax credit carryforwards can be carried forward indefinitely, and the remaining $2.4 million of our state research and development tax credit carryforwards expires beginning in 2036. In general, our ability to use our NOLs and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs and tax credit carryforwards. Federal NOLs generated post-2017 are not subject to expiration but are not be permitted to be carried back. In addition, the amount of post-2020 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state income taxes owed.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership by 5% stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss ("NOL") carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We have experienced ownership changes in the past, and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards or other pre-change tax attributes is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our vendors, partners, and employees. The Board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach. Our cybersecurity standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology and the International Organization for Standardization, and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall risk management approach, our cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading below titled, “Governance”, the Board’s oversight of cybersecurity risk management is supported by the audit committee’s regular interactions with our Head of Information Technology and other members of management or a subcommittee thereof.
•
Collaborative Approach: We have developed a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also developing tools and processes that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity managed detection and response.
•
Incident Response and Recovery Planning: We have developed a comprehensive incident response and recovery plan that addresses our response to a cybersecurity incident.
•
Third-Party Risk Management: We have various controls relating to cybersecurity threats originating from third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats to equip our personnel with tools to address cybersecurity threats, and to communicate our information technology policies, standards, processes, and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, assessments, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures. The results of such assessments are reported to the audit committee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments.

Governance

The audit committee of the Board oversees our risk management program, including the management of risks arising from cybersecurity threats. The audit committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. When necessary, the Board receives prompt and timely information regarding any material cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, the audit committee of the Board discusses our approach to cybersecurity risk management with our Head of Information Technology.

Our Head of Information Technology, in coordination with the Board and audit committee, works collaboratively to implement and execute a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery approach. To facilitate the success of our cybersecurity risk management program, our Head of Information Technology and his team monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time and, when necessary, report such threats and incidents to the Board. Our Head of Information Technology has served in various roles in information technology and information security for over 20 years, including serving as the Head of Information Technology of another clinical-stage biopharmaceutical company. Our Head of Information Technology holds undergraduate and graduate degrees in mathematics and computer information systems, respectively.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our corporate headquarters is located in Cambridge, Massachusetts, where we lease and occupy approximately 14,000 square feet of office space in a multi-tenant building. The current term of our Cambridge lease expires in September 2028. We believe our existing facilities are sufficient for our needs for the foreseeable future.

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

Stockholders

As of December 31, 2025, there were 9 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a biopharmaceutical company developing potential first- or best-in-class, high-impact therapies for autoimmune diseases and cancer. We pursue promising therapeutic targets while leveraging core expertise in T cell engagers, which are established in oncology and are now advancing into autoimmune diseases. With a clinical-stage pipeline built on a rigorous scientific approach and purposeful innovation, we are advancing our mission to deliver new standards of care for patients.

Immunology

•
CLN-978 is a CD19xCD3 bispecific T cell engager that we are developing for autoimmune diseases. In the Phase 1 OUTRACE Program, CLN-978 is being evaluated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and Sjögren’s disease (“SjD”). The OUTRACE SLE Study is an ongoing global Phase 1 clinical trial in patients with moderate to severe SLE. The OUTRACE RA Study is a Phase 1 clinical trial in patients with active, difficult-to-treat RA, which is ongoing in Europe. We plan to share initial clinical data in SLE RA in the second quarter of 2026 and repeat dosing data in RA in the third quarter of 2026. The OUTRACE SjD Study is an ongoing global Phase 1 clinical trial in patients with active, moderate to severe Sjögren’s disease. We plan to share initial clinical data in Sjögren’s disease in the fourth quarter of 2026.
•
Velinotamig is a BCMAxCD3 bispecific T cell engager that we are developing for autoimmune diseases. Chongqing Genrix Biopharmaceutical Co., Ltd. ("Genrix"), from which we licensed velinotamig, is enrolling a Phase 1 clinical trial in China in patients with autoimmune diseases, initially in patients with SLE, followed by planned future expansion into other indications, and initial clinical data will be shared in the fourth quarter of 2026. We intend to use the data generated from this Phase 1 clinical trial to accelerate global clinical development. Following the completion of the Genrix Phase 1 clinical trial, we will conduct all further development of velinotamig in autoimmune diseases.

Oncology

•
CLN-049 is a FLT3xCD3 bispecific T cell engager. CLN-049 is being evaluated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome (“MDS”). At the 2025 American Society for Hematology (“ASH”) Annual Meeting, we shared monotherapy efficacy data from the ongoing dose escalation portion of the trial in a heavily pretreated all-comer population of patients with relapsed/refractory AML. We plan to share a clinical data update from the dose escalation portion of the trial in the second half of 2026. We also plan to begin enrolling dose expansion cohorts in the second quarter of 2026 and expect to complete enrollment in the fourth quarter of 2026 to determine the recommended Phase 2 dose for an expected single-arm pivotal registrational trial.
•
Zipalertinib (CLN-081/TAS6417), on which we are collaborating with an affiliate of Taiho Pharmaceutical Co., Ltd. ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations (“EGFR ex20ins”) with relative sparing of cells expressing wild-type EGFR.
o
We are evaluating zipalertinib in the pivotal Phase 2b portion of the REZILIENT1 clinical trial in patients with EGFR ex20ins non-small cell lung cancer ("NSCLC") who progressed after prior systemic therapy. In February 2026, based on the primary efficacy data from REZILIENT1, Taiho completed a rolling submission of a new drug application (“NDA”) seeking accelerated approval of zipalertinib for the treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy.
o
Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for locally advanced or metastatic EGFR ex20ins NSCLC adult patients. Taiho completed enrollment of the trial in February 2026 and expects to obtain top-line results by the end of 2026.

o
Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort trial (“REZILIENT2”). Taiho shared emerging data from certain REZILIENT2 cohorts at the International Association for the Study of Lung Cancer (“IASLC”) 2025 World Conference on Lung Cancer (“WCLC”) and European Society for Medical Oncology (“ESMO”) Congress 2025.

Preclinical Programs

In addition to the product candidates described above, we are actively developing several preclinical programs in autoimmune diseases and oncology.

Recently Discontinued Program

CLN-619 is a MICA/B monoclonal antibody that we were previously evaluating in Phase 1 clinical trials. In May 2025, following a review of the CLN-619 data from the disease-specific expansion cohorts for endometrial and cervical cancers, we announced discontinuation of further development of CLN-619 in patients with gynecological cancers as preliminary results did not meet our internal threshold for advancement. In November 2025, after a review of the emerging clinical data in patients with NSCLC and multiple myeloma, we discontinued further development of CLN-619.

CLN-617 is an interleukin-2 and interleukin-12 fusion protein that we were previously evaluating in a Phase 1 clinical trial. In November 2025, after a review of the emerging clinical data in patients with advanced solid tumors, we discontinued further development of CLN-617.

CLN-418 is a B7H4x4-1BB bispecific antibody that we licensed from Harbour BioMed US Inc. (“Harbour”) and were previously evaluating in a Phase 1 clinical trial. In August 2024, following a review of the data from the Phase 1 clinical trial in solid tumors, we notified Harbour of our decision to terminate the license and collaboration agreement for CLN-418 (the “Harbour License Agreement”), effective November 2024. In connection with the termination of the Harbour License Agreement, we discontinued development of CLN-418 and returned development and commercial rights for CLN-418 to Harbour.

Intellectual Property

We directly hold the worldwide intellectual property rights for CLN-978. We hold the worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (collectively referred to as “greater China”), intellectual property rights for velinotamig. We hold the worldwide intellectual property rights for CLN-049 through a development subsidiary that we had a 98% ownership interest in as of December 31, 2025. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho. We hold the worldwide intellectual property rights or exclusive options for worldwide intellectual property for our early-stage programs.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of December 31, 2025, we have received net proceeds of $842.2 million from equity financings, $275.0 million from the sale of our equity interest in our zipalertinib development subsidiary to Taiho, and $18.9 million in revenue from a previous license agreement.

As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $377.9 million, and long-term investments and interest receivable of $61.1 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $588.1 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Components of Our Results of Operations

Revenue

We have not generated any revenue from the sale of products since our inception.

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

Pursuant to a co-development agreement, we are collaborating with a Taiho affiliate to develop zipalertinib for the treatment of a genetically defined subset of patients with NSCLC, and Taiho will commercialize zipalertinib. For the agreed-upon indication, we and Taiho share development costs equally, and each party will receive 50% of any future potential pre-tax profits from U.S. sales of zipalertinib. For any additional indications that Taiho chooses to develop independently, Taiho will bear all development costs until they have sufficient data from such indication to support a commercial purpose or submission of zipalertinib for the additional indication. At such time, 50% of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits for potential U.S. sales of zipalertinib. In November 2025, Taiho independently initiated an ongoing global Phase 3 clinical trial evaluating zipalertinib in an additional indication.

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

Income Taxes

In July 2025, the U.S enacted the budget reconciliation bill H.R. 1 into law, which included significant changes to U.S. income tax laws. We have assessed the impacts of H.R. 1 for 2025 and determined that there was no impact on our 2025 effective tax rate. Income taxes consist primarily of federal and state income taxes.

Results of Operations

Comparison of 2025 and 2024

The following table presents our results of operations for 2025 and 2024 (in thousands):

	2025	2024
Operating expenses:
Research and development	$187,402	$142,903
General and administrative	54,246	54,016
Total operating expenses	241,648	196,919
Loss from operations	(241,648)	(196,919)
Other income (expense):
Interest income	22,212	29,660
Other income (expense), net	(443)	(199)
Net loss before income taxes	(219,879)	(167,458)
Income tax expense	—	117
Net loss	(219,879)	(167,575)
Net loss attributable to noncontrolling interests	—	(192)
Net loss attributable to Cullinan	$(219,879)	$(167,383)

Research and Development Expenses

The following table summarizes our research and development expenses for 2025 and 2024 (in thousands):

	2025	2024
CLN-049	$17,088	$7,508
CLN-418	—	6,471
CLN-617	6,778	4,403
CLN-619	23,118	25,096
CLN-978	23,074	14,833
Velinotamig	1,619	—
Zipalertinib	33,548	31,875
Clinical-stage product candidates	105,225	90,186
Early-stage programs	6,286	5,938
Research and development personnel and operations	39,986	31,532
License agreement obligations	20,303	100
Equity-based compensation	15,602	15,147
Total research and development expenses	$187,402	$142,903

The $44.5 million increase in research and development expenses in 2025 compared to 2024 was primarily due to the one-time upfront in-licensing fee for velinotamig ($20.0 million), increases in clinical development costs ($21.9 million), personnel costs relating to higher average headcount during 2025 ($8.2 million), and equity-based compensation expense ($0.5 million), offset partially by decreases in preclinical costs ($3.7 million), and chemistry, manufacturing and controls costs ($2.4 million).

General and Administrative Expenses

The $0.2 million increase in general and administrative expenses in 2025 compared to 2024 was primarily due to increases in professional fees ($1.7 million), and legal costs ($1.6 million), offset partially by decreases in equity-based compensation expense ($2.2 million), and personnel costs ($1.0 million).

Other Income

The $7.7 million decrease in other income in 2025 compared to 2024 was primarily related to lower interest income earned.

Income Tax Expense (Benefit)

We did not record income tax expense or benefit in 2025 due to our net loss before income taxes in the current year and expected losses in future years. The income tax expense recognized for 2024 was driven by the finalization of estimates upon filing our 2023 tax return for the utilization of federal research and development credits generated during 2023 that were carried back to tax year 2022.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests is determined as the difference in the noncontrolling interests in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between our development subsidiaries and third parties.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of December 31, 2025, we had cash, cash equivalents, and short-term investments of $377.9 million, and long-term investments and interest receivable of $61.1 million.

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable will be sufficient to fund operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

In June 2025, we entered into a license agreement with Genrix (the "Genrix License Agreement"), pursuant to which Genrix granted us a global (excluding greater China), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 bispecific T cell engager, in all fields of use. Under the terms of the Genrix License Agreement, we paid Genrix an upfront license fee of $20.0 million in June 2025. Refer to Note 6 of our notes to the consolidated financial statements in this Annual Report on Form 10-K for additional detail regarding the Genrix License Agreement.

In April 2024, we completed a private placement (the "2024 Private Placement") in which we issued approximately 14.4 million shares of our common stock and pre-funded warrants to purchase approximately 0.3 million additional shares of our common stock. We received net proceeds of $262.7 million from the 2024 Private Placement, after deducting offering costs of $17.3 million. Refer to Note 7 of our notes to the consolidated financial statements in this Annual Report on Form 10-K for additional detail regarding the 2024 Private Placement.

We have an at-the-market equity offering program (the "ATM") through an agreement established with Cowen and Company, LLC (“Cowen”) in May 2023, pursuant to which we may offer and sell up to $125.0 million of our common stock from time to time through Cowen, acting as our sales agent. We made no sales under the ATM in 2025. Through December 31, 2025, we have sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million, after deducting commissions. As of December 31, 2025, we had $85.6 million in shares of our common stock remaining under the ATM.

Cullinan is eligible to receive a $30.0 million payment from Taiho upon U.S. regulatory approval of zipalertinib for the treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy. Cullinan is also eligible to receive up to a $100.0 million payment from Taiho upon U.S. regulatory approval of zipalertinib for the first-line treatment for adult patients with locally advanced or metastatic EGFR ex20ins NSCLC. We and Taiho will each receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib.

Cash Flows

Comparison of 2025 and 2024

The following table summarizes our sources and uses of cash for 2025 and 2024 (in thousands):

	2025	2024
Net cash used in operating activities	$(175,750)	$(145,303)
Net cash provided by (used in) investing activities	179,989	(136,314)
Net cash provided by financing activities	1,088	266,188
Net decrease in cash and cash equivalents	$5,327	$(15,429)

Cash Flow from Operating Activities

During 2025, our operating activities used $175.8 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $205.3 million, partially offset by interest income, excluding accretion on marketable securities, of $15.9 million, $11.1 million net change in our non-tax operating assets and liabilities, and income tax refunds of $3.0 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

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

Cash Flow from Investing Activities

During 2025, our investing activities provided $180.0 million, which consisted primarily of $416.6 million of proceeds from the maturities of marketable securities, partially offset by $236.5 million of purchases of marketable securities.

During 2024, our investing activities used $136.3 million, which consisted of $721.1 million of purchases of marketable securities, partially offset by $584.8 million of proceeds from the maturities of marketable securities.

Cash Flow from Financing Activities

During 2025, our financing activities provided $1.1 million of cash, which consisted of net proceeds from the issuance of common stock under equity-based compensation plans.

During 2024, our financing activities provided $266.2 million, which consisted of $262.7 million of net proceeds from the issuance of common stock under our 2024 Private Placement and $8.0 million in net proceeds from the issuance of common stock under our equity-based compensation plans, partially offset by $4.4 million paid to acquire shares and options to purchase shares of our CLN-619 development subsidiary that were held by noncontrolling interests.

Future Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we:

•
continue research and development of our current and future product candidates and programs;
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

Based on our current operational plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable will be sufficient to fund operations into 2029. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. As we progress with our development programs and the regulatory review process, we expect to incur significant expenses related to product manufacturing, pre-commercial activities and commercialization. We may also require additional capital to pursue in-licenses or acquisitions of other programs to further expand our pipeline.

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

Contractual Obligations and Other Commitments

We have certain contractual obligations under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. In addition, under our co-development agreement, if Taiho generates sufficient data to support commercial purposes or a regulatory submission for new zipalertinib indications that it independently develops, half of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits related to potential U.S. sales of zipalertinib. As the achievement and timing of these future contractual obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of December 31, 2025 and 2024.

As of December 31, 2025, total future minimum lease payments were $3.1 million, with $1.0 million payable within 12 months. See Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K for further detail on our lease obligations and the timing of expected future payments.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

The other information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”), with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Cullinan Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cullinan Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 10, 2026

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$88,332	$83,005
Short-term investments	289,564	315,972
Prepaid expenses and other current assets	8,860	15,691
Total current assets	386,756	414,668
Property and equipment, net	421	683
Operating lease right-of-use assets	2,630	1,667
Other assets	297	366
Long-term investments	58,270	204,440
Total assets	$448,374	$621,824
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$841	$1,682
Accrued expenses and other current liabilities	36,120	27,663
Operating lease liabilities, current	780	1,302
Total current liabilities	37,741	30,647
Long-term liabilities:
Operating lease liabilities, net of current portion	1,903	849
Total liabilities	39,644	31,496
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2025 and 2024; 555,935 and 647,500 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2025 and 2024; 60,244,136 and 58,510,610 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	6	6
Additional paid-in capital	995,823	958,695
Accumulated other comprehensive gain (loss)	1,020	(133)
Accumulated deficit	(588,119)	(368,240)
Total Cullinan stockholders' equity	408,730	590,328
Noncontrolling interests	—	—
Total stockholders' equity	408,730	590,328
Total liabilities and stockholders' equity	$448,374	$621,824

See accompanying notes to the consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	2025	2024
Operating expenses:
Research and development	$187,402	$142,903
General and administrative	54,246	54,016
Total operating expenses	241,648	196,919
Loss from operations	(241,648)	(196,919)
Other income (expense):
Interest income	22,212	29,660
Other income (expense), net	(443)	(199)
Net loss before income taxes	(219,879)	(167,458)
Income tax expense	—	117
Net loss	(219,879)	(167,575)
Net loss attributable to noncontrolling interests	—	(192)
Net loss attributable to Cullinan	$(219,879)	$(167,383)

Comprehensive income (loss):
Net loss	$(219,879)	$(167,575)
Unrealized gain (loss) on investments	1,153	(4)
Comprehensive loss	(218,726)	(167,579)
Comprehensive loss attributable to noncontrolling interests	—	(192)
Comprehensive loss attributable to Cullinan	$(218,726)	$(167,387)

Basic and diluted net loss per share attributable to Cullinan:
Common stock	$(3.36)	$(2.78)
Preferred stock	$(33.57)	$(27.78)
Weighted-average shares used in computing basic and diluted net loss per share attributable to Cullinan:
Common stock	59,050	53,771
Preferred stock	645	648

See accompanying notes to the consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling Interests in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Subsidiaries	Equity
Balances at December 31, 2023	647,500	$—	42,900,083	$4	$654,685	$(129)	$(200,857)	$192	$453,895
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	14,421,070	1	262,651	—	—	—	262,652
Issuance of common stock under equity-based compensation plans	—	—	1,189,457	1	7,983	—	—	—	7,984
Equity-based compensation	—	—	—	—	37,824	—	—	—	37,824
Acquisition of noncontrolling interests	—	—	—	—	(4,448)	—	—	—	(4,448)
Unrealized loss on investments	—	—	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	(167,383)	(192)	(167,575)
Balances at December 31, 2024	647,500	—	58,510,610	6	958,695	(133)	(368,240)	—	590,328
Issuance of common stock upon conversion of preferred stock	(91,565)	—	915,650	—	—	—	—	—	—
Issuance of common stock under equity-based compensation plans	—	—	502,128	—	1,088	—	—	—	1,088
Issuance of common stock upon exercise of pre-funded warrants	—	—	315,748	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	36,040	—	—	—	36,040
Unrealized gain on investments	—	—	—	—	—	1,153	—	—	1,153
Net loss	—	—	—	—	—	—	(219,879)	—	(219,879)
Balances at December 31, 2025	555,935	$—	60,244,136	$6	$995,823	$1,020	$(588,119)	$—	$408,730

See accompanying notes to the consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2025	2024
Operating activities:
Net loss	$(219,879)	$(167,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	36,040	37,824
Accretion on marketable securities	(6,306)	(15,469)
Depreciation and amortization	311	306
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,897	(2,472)
Accounts payable	(839)	(812)
Accrued expenses and other liabilities	8,026	2,895
Net cash used in operating activities	(175,750)	(145,303)
Investing activities:
Maturities of marketable securities	416,572	584,817
Purchase of marketable securities	(236,534)	(721,131)
Purchase of property and equipment	(49)	—
Net cash provided by (used in) investing activities	179,989	(136,314)
Financing activities:
Issuance of common stock under equity-based compensation plans	1,088	7,984
Issuance of common stock and pre-funded warrants, net of issuance costs	—	262,652
Acquisition of noncontrolling interests	—	(4,448)
Net cash provided by financing activities	1,088	266,188
Net decrease in cash and cash equivalents	5,327	(15,429)
Cash and cash equivalents at beginning of period	83,005	98,434
Cash and cash equivalents at end of period	$88,332	$83,005

SUPPLEMENTAL NONCASH DISCLOSURE
Non-cash investing and financing activities and supplemental cash flow information
Cash refunded for income taxes	$(2,970)	$(2,274)

See accompanying notes to consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Therapeutics, Inc., together with its consolidated subsidiaries ("Cullinan" or "the Company"), is a clinical-stage biopharmaceutical company developing therapies for autoimmune diseases and cancer that was incorporated in September 2016 and has a principal place of business in Cambridge, Massachusetts. In April 2024, the Company changed its name from Cullinan Oncology, Inc. to Cullinan Therapeutics, Inc.

Liquidity

The Company has a history of significant operating losses and has had negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. Cullinan’s ultimate success depends on the outcome of its research and development activities as well as its ability to commercialize the Company’s product candidates. Cullinan is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical development, government regulation, potential commercialization, intellectual property, and our reliance on third parties the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed Cullinan’s expectations for a number of reasons, including reasons beyond the Company’s control.

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $377.9 million, and long-term investments and interest receivable of $61.1 million as of December 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for financial reporting.

(2)
Summary of Significant Accounting Policies

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

Concentration of Risk

Cullinan had no significant concentration of credit risk as of December 31, 2025. Cash and cash equivalents are primarily maintained with three financial institutions in the U.S. as of December 31, 2025. Deposits at banks may exceed the federally insured limits. To date, the Company has not experienced any losses on such accounts. Under our investment policy, the Company limits amounts invested in such securities by investment type, credit rating, maturity, industry group and issuer. The goals of our investment policy are (i) safety and preservation of principal and diversification of risk and (ii) liquidity of investments sufficient to meet cash flow requirements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents consist of government-backed money market funds.

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

The Company periodically reviews its investments for impairment based on a security-specific analysis as of each balance sheet date. If the fair value of a security is below its amortized cost, the Company first assesses whether it intends to sell the security or is more likely than not required to sell it before recovery of its amortized cost. If neither condition is met, the Company evaluates whether a portion of the decline is attributable to credit loss. Any credit-related impairment is recorded as an allowance for credit losses through earnings, with non-credit-related unrealized losses recorded in other comprehensive income (loss).

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

There were no transfers of financial assets or liabilities measured at fair value between Level 1 and Level 2, and there were no Level 3 investments during 2025 or 2024.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update to enhance transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The main provisions in this update require companies to disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update also requires companies to disclose, on an annual basis, the amount of income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit), and income tax expense (or benefit) from continuing operations, disaggregated between federal, state and foreign jurisdictions. Cullinan adopted this standard on a retrospective basis effective January 1, 2025 for 2025 annual reporting and interim periods beginning in 2026.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued an accounting standards to improve disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Cullinan will adopt this standard on January 1, 2027 for 2027 annual reporting and interim periods beginning in 2028 and is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at December 31, 2025 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$159,632	$683	$—	$160,315
Corporate notes	119,368	119	(7)	119,480
Asset-backed securities	9,717	52	—	9,769
Total short-term investments	288,717	854	(7)	289,564
Long-term investments
Corporate notes	48,134	90	(2)	48,222
U.S. government notes	9,963	85	—	10,048
Asset-backed securities	—	—	—	—
Total long-term investments	58,097	175	(2)	58,270
Total investments	$346,814	$1,029	$(9)	$347,834

Cullinan recognized its investments by security type at December 31, 2024 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate notes	$211,584	$343	$(6)	$211,921
U.S. government notes	78,874	81	—	78,955
Asset-backed securities	25,084	12	—	25,096
Total short-term investments	315,542	436	(6)	315,972
Long-term investments
U.S. government notes	118,423	88	(188)	118,323
Corporate notes	77,196	9	(472)	76,733
Asset-backed securities	9,384	—	—	9,384
Total long-term investments	205,003	97	(660)	204,440
Total investments	$520,545	$533	$(666)	$520,412

All of the Company's long-term investments as of each of December 31, 2025 and 2024 had maturities between one and two years from the respective balance sheet date. The Company did not recognize any credit loss relating to its investments during 2025 or 2024.

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$160,315	$—	$160,315
Corporate notes	—	119,480	—	119,480
Asset-backed securities	—	9,769	—	9,769
Total short-term investments	—	289,564	—	289,564
Long-term investments
Corporate notes	$—	$48,222	$—	$48,222
U.S. government notes	—	10,048	—	10,048
Asset-backed securities	—	—	—	—
Total long-term investments	—	58,270	—	58,270
Total investments	$—	$347,834	$—	$347,834

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

As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Office furniture and equipment	$814	$765
Leasehold improvements	576	576
Total property and equipment, gross	1,390	1,341
Less: accumulated depreciation	(969)	(658)
Total property and equipment, net	$421	$683

Depreciation expense was $0.3 million in each of 2025 and 2024.

(5)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Contracted research and development expenses	$16,388	$10,297
Employee compensation	9,952	9,935
Due to Taiho under collaboration agreement, net	8,784	5,994
Other current liabilities	996	1,437
	$36,120	$27,663

(6)
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

Under the terms of the Genrix License Agreement, Cullinan paid Genrix an upfront license fee of $20.0 million. Genrix will be eligible to receive up to $292.0 million in milestone payments based on the achievement of certain clinical and regulatory milestones. Genrix is also eligible to receive up to an additional $400.0 million in net sales-based milestones as well as tiered royalties ranging from mid-single digit to mid-teens, as a percentage of net sales of licensed products.

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

Cullinan evaluated the Genrix License Agreement and determined that the exclusive license to develop and commercialize velinotamig represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $20.0 million was recorded within research and development expenses in 2025.

Taiho Agreements

Cullinan has a co-development agreement with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), pursuant to which the Company is collaborating to develop zipalertinib for the treatment of a genetically defined subset of patients with NSCLC, and Taiho will commercialize zipalertinib. For the agreed-upon indication, Cullinan and Taiho share development costs equally, and each party will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib. For any additional indications that Taiho chooses to develop independently, Taiho will bear all development costs until they have sufficient data from such indication to support a commercial purpose or submission of zipalertinib for such indication. At such time, 50% of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits for potential U.S. sales of zipalertinib. In November 2025, Taiho independently initiated an ongoing global Phase 3 clinical trial evaluating zipalertinib in an additional indication.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in the development of zipalertinib, and in the oversight of commercialization for zipalertinib. Amounts due to or from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses or general and administrative expenses based on the nature of the activity. The following table summarizes each party’s respective share of costs incurred and paid by the other party for zipalertinib development activities for 2025 and 2024 (in thousands):

	2025	2024
Cullinan's share of zipalertinib research and development costs incurred by Taiho	$28,401	$24,909
Cullinan’s share of general and administrative costs incurred by Taiho	$3,247	$2,051
Taiho’s share of research and development costs incurred by Cullinan	$7,640	$9,549

Under a separate agreement, Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer U.S. regulatory milestones. As of December 31, 2025, no milestone payments have been received under this agreement.

DKFZ/Tübingen License Agreement

The Company has exclusive worldwide rights to CLN-049, its bispecific T cell engager targeting FLT3 and CD3, pursuant to an exclusive license agreement (the "DKFZ/Tübingen License Agreement") with Deutsches Krebsforschungszentrum ("DKFZ"), Eberhard Karls University of Tübingen, Faculty of Medicine, and Universitätsmedizin Gesellschaft für Forschung und Entwicklung mbH, Tübingen. Pursuant to the DKFZ/Tübingen License Agreement, DKFZ and the University of Tübingen, collectively referred to as the Licensor, granted to Cullinan an exclusive worldwide, milestone- and royalty-bearing license under certain licensed patent rights, applications, technical information and know-how, with the right to grant sublicenses through multiple tiers to research, develop, commercialize or otherwise exploit licensed products within the field.

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

Either party may terminate the agreement upon a material breach by the other party or insolvency of the other party. Cullinan may terminate the DKFZ/Tübingen License Agreement for any or no reason after the first filing of an investigational new drug application or clinical trial agreement by providing prior written notice. Licensor may terminate the agreement by providing prior written notice, if the Company or any of its affiliates challenges the validity of certain patent rights. Unless earlier terminated, the DKFZ/Tübingen License Agreement continues perpetually. As of December 31, 2025, no milestone obligations have been incurred under the DKFZ/Tübingen License Agreement.

Adimab

Cullinan has a collaboration agreement with Adimab, LLC ("Adimab") (the "Adimab Collaboration Agreement"). Pursuant to the Adimab Collaboration Agreement, the Company selected a single-digit number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies, including antibody components that were used to generate CLN-978, based upon mutually agreed-upon research plans. Under the Adimab Collaboration Agreement, Cullinan has the ability to select additional biological targets against which Adimab will provide additional antibody discovery and optimization services for delivery of binders with a specified range of binding affinities.

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

Under the Adimab Collaboration Agreement, Cullinan paid a one-time, non-creditable, non-refundable technology access fee. Cullinan is also required to pay an annual access fee and research funding fees, which are creditable against the annual access fee for Adimab’s performance of its’ research obligations under the Adimab Collaboration Agreement. Cullinan is also obligated to make certain research delivery, clinical and sales milestone payments to Adimab in an aggregate amount of up to $15.8 million for each product, on a product-by-product basis, subject to certain reductions and discounts. As of December 31, 2025, Cullinan has incurred and paid a cumulative $0.5 million of milestone obligations for CLN-978 under the Adimab Collaboration Agreement.

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

During 2025 and 2024, Cullinan did not incur any milestone obligations under the Adimab Collaboration Agreement.

Massachusetts Institute of Technology

The Company had an exclusive patent license agreement (the "MIT License Agreement") for the technology underlying CLN-617 with MIT through its development subsidiary, Cullinan Amber Corp. ("Cullinan Amber"). Under the terms of the MIT License Agreement, Cullinan has incurred and paid $0.7 million of milestone obligations through December 31, 2025. In November 2025, after a review of the emerging clinical data in patients with advanced solid tumors, Cullinan decided not to pursue further development of CLN-617. In connection with the decision not to pursue further development of CLN-617, the Company notified MIT of its decision to terminate the MIT License Agreement. In connection with the termination of the MIT License Agreement, Cullinan returned the licensed patent rights for the technology underlying CLN-617 to MIT.

During 2025 and 2024, Cullinan did not incur any milestone obligations under the MIT License Agreement.

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

(7)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through December 31, 2025.

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

At-the-Market Equity Offering Program

Cullinan has an at-the-market equity offering program (the “ATM") through an agreement with Cowen and Company, LLC ("Cowen") pursuant to which the Company may offer and sell up to $125.0 million of its common stock from time to time through Cowen, acting as its sales agent. The Company made no sales under the ATM in 2025. Through December 31, 2025, the Company has sold approximately 3.3 million shares under the ATM and received net proceeds of $38.4 million after deducting commissions. As of December 31, 2025, Cullinan had $85.6 million in shares of its common stock remaining under the ATM.

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

Noncontrolling Interests in Subsidiaries

Certain of the Company's current and former clinical-stage product candidates are held through development subsidiaries in which the Company has controlling interests. The following table shows the Company’s ownership interest as of December 31, 2025 and 2024, respectively, in product candidates in which the Company has a controlling interest:

Product Candidate	December 31, 2025	December 31, 2024
CLN-619	99%	99%
CLN-049	98%	98%
CLN-617	96%	96%

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

(8)
Equity-Based Compensation

The Company recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) in 2025 and 2024 (in thousands):

	2025	2024
General and administrative	$20,438	$22,677
Research and development	15,602	15,147
Total equity-based compensation	$36,040	$37,824

2021 Stock Option and Incentive Plan

Cullinan grants equity awards in the form of stock options and RSUs to its employees and non-employees directors, through the 2021 Stock Option and Incentive Plan (the "2021 Stock Plan"). Cullinan has also granted equity awards outside of the 2021 Stock Plan in the form of stock options as an inducement material to an individual's entering into employment with the Company. As of December 31, 2025, there were approximately 2.1 million shares remaining for future grants under the 2021 Stock Plan.

The 2021 Stock Plan provides that the number of shares reserved and available for issuance under the 2021 Stock Plan will automatically increase each January 1 by 5% of the outstanding number of shares of Cullinan’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by Cullinan’s board of directors or compensation committee. On January 1, 2026, the total number of shares available for issuance under the 2021 Stock Plan increased by approximately 3.0 million shares under this provision.

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

Determining Fair Value of Options

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during 2025 and 2024 were determined using the methods and assumptions discussed below:

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

For 2025 and 2024, the weighted-average grant date fair value of the options granted were $6.01 and $12.28 per share, respectively. The grant date fair value was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions in 2025 and 2024:

	2025	2024
Risk-free interest rate	4.3%	4.2%
Expected term (in years)	6.0	6.0
Expected volatility	69.8%	70.3%
Expected dividend yield	0.0%	0.0%

Stock Options

The following table summarizes 2025 stock option activity (options and aggregate intrinsic value in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	11,633	$16.35
Granted	2,734	$9.18
Exercised	(56)	$9.62
Forfeited	(501)	$11.52
Outstanding as of December 31, 2025	13,810	$15.13	6.95	$10,266
Exercisable as of December 31, 2025	9,448	$16.15	6.20	$7,497

As of December 31, 2025, there was $36.1 million in unrecognized compensation costs that are expected to be recognized over a remaining weighted-average period of 2.4 years.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of Cullinan’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock at the measurement date. The total intrinsic value of options exercised in 2025 and 2024 was $0.1 million and $10.4 million, respectively.

RSUs

The following table summarizes the activity related to RSUs during 2025 (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding unvested as of December 31, 2024(1)	1,297	$15.24
Granted	980	$9.43
Vested	(361)	$14.78
Forfeited	(271)	$12.71
Outstanding unvested as of December 31, 2025	1,645	$12.30

(1)
The number outstanding represents the number of shares issuable upon vesting of service-based and market-based RSUs, assuming the Company achieves its corporate stock price metrics at the target achievement level.

As of December 31, 2025, there was $15.5 million in unrecognized compensation cost related to RSUs expected to be recognized over a remaining weighted-average period of 2.6 years. The total fair value of RSUs that vested during 2025 and 2024 was $3.4 million and $2.9 million, respectively.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "ESPP") authorizes the issuance of shares of common stock to participating eligible employees and provides for two six-month offering periods each year. As of December 31, 2025, there were approximately 2.1 million shares remaining for future purchases under the ESPP.

The ESPP provides that the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1 by the lesser of 0.8 million shares of the Company's common stock, 1% of the outstanding number of shares of Cullinan’s common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2026, the total number of shares available for issuance under the ESPP increased by approximately 0.6 million shares under this provision.

During each of 2025 and 2024, Cullinan issued less than 0.1 million shares of its common stock pursuant the ESPP.

(9)
Royalty Transfer Agreements

The Company's CLN-049 development subsidiary is party to royalty transfer agreements with two charitable foundations. Under these royalty transfer agreements, the charitable foundations are collectively entitled to receive a low single digit royalty percentage of all global net sales of any products developed by the development subsidiary, subject to limitations after patent expirations and on intellectual property developed after a change of control. Cullinan has deemed these royalty transfer agreements to be freestanding financial instruments that should be accounted for at fair value. The Company concluded that these instruments had no value at the inception of the agreements.

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of December 31, 2025. Given the early-stage nature of the underlying technologies and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty transfer agreements as of December 31, 2025 and 2024.

(10)
Income Taxes

Cullinan did not record income tax expense or benefit in 2025 due to its net loss before income taxes in the current year and expected losses in future years. During 2024, the Company recorded a current federal income tax expense of $0.1 million. The income tax expense recorded for 2024 was driven by the finalization of the federal research and development credits generated during 2023 that were carried back to tax year 2022. The Company’s net loss before income taxes consists solely of domestic losses in each of 2025 and 2024. As of December 31, 2024, Cullinan had recorded $3.0 million within prepaid expenses and other current assets on its consolidated balance sheets for the Company’s tentative refund from the carryback of 2023 federal research and development credits to tax year 2022.

During 2025, Cullinan was refunded $3.0 million for federal income taxes from the carryback of 2023 federal research and development credits to tax year 2022. During 2024, Cullinan paid $1.6 million for federal income taxes due to a refund payment from the Internal Revenue Service (the "IRS") that was in excess of the Company’s 2022 federal refund claim and was refunded $3.9 million for Massachusetts state income taxes from 2022 state refund claims.

A reconciliation of the Company’s statutory income tax rate to its effective income tax rate in 2025 and 2024 is as follows:

	2025		2024
	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$(46,175)	21.00%	$(35,313)	21.00%
State and local income taxes, net of federal income tax effect(1)	—	—%	2,132	(1.27)%
Research and development credits	(3,342)	1.52%	(3,700)	2.20%
Nontaxable or nondeductible items
Other	2,174	(0.99)%	1,427	(0.85)%
Other adjustments	13,870	(6.31)%	2,130	(1.26)%
Valuation allowance	33,473	(15.22)%	33,441	(19.89)%
Effective tax rate	$—	—%	$117	(0.07)%

(1) Massachusetts makes up the majority (greater than 50 percent) of the State taxes, net of federal benefit category.

As of December 31, 2025 and 2024, the net deferred income tax asset balance related to the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$85,763	$32,148
Capitalized research and development	57,378	65,606
Research and development credits	11,414	6,970
Equity-based compensation	9,562	21,035
Licenses	5,723	694
Accrued expenses	2,280	2,699
Basis difference on gain on 2022 sale of zipalertinib development subsidiary	1,638	1,700
Lease liability	709	590
Capitalized organizational and start-up expenses	83	101
Gross deferred tax assets	174,550	131,543
Valuation allowance	(173,785)	(130,939)
Net deferred tax asset	765	604
Deferred tax liability
ROU asset	695	457
Depreciation and amortization	70	147
Net deferred tax asset	$—	$—

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

As of December 31, 2025 and 2024, the Company had federal NOL carryforwards, of $312.6 million and $125.3 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2025, $311.2 million of Cullinan's federal NOL carryforwards can be carried forward indefinitely, and the remaining $1.4 million expires in 2037. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of $317.7 million and $128.2 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2025, Cullinan's state NOL carryforwards begin to expire in 2031.

As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of $8.7 million and $5.4 million, respectively. As of December 31, 2025, Cullinan’s federal research and development tax credit carryforwards begin to expire in 2036. As of each of December 31, 2025 and 2024, the Company had state research and development tax credit carryforwards of $2.7 million and $2.0 million, respectively. As of December 31, 2025, $0.3 million of Cullinan's state research and development tax credit carryforwards can be carried forward indefinitely, and the remaining $2.4 million expires beginning in 2036.

Cullinan has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which primarily consist of capitalized research and development costs, temporary differences on equity-based compensation, and NOL carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that Cullinan will not realize the benefits of its deferred tax assets. As a result, as of December 31, 2025, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

Cullinan’s valuation allowance increased in 2025 primarily due to the valuation allowance on NOLs generated during the year and in 2024 primarily due to the valuation allowance on capitalized research and development costs and NOLs generated during the year. The following table summarizes activity in Cullinan’s valuation allowance during 2025 and 2024 (in thousands):

	2025	2024
Valuation allowance at beginning of year	$130,939	$87,371
Increases recorded to income tax provision	42,846	43,568
Increases (decreases) recorded to equity	—	—
Valuation allowance at end of year	$173,785	$130,939

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the states in which Cullinan operates or does business in.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Cullinan records uncertain tax positions as liabilities and adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and 2024, Cullinan has not recorded a liability for any uncertain tax positions in its consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2025 and 2024, no accrued interest or penalties are included in the consolidated balance sheets.

Cullinan files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the U.S. There are currently no pending tax examinations. Cullinan's federal and state income tax returns are generally subject to tax examinations for tax years 2022 and later. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.

(11)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

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

(12)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and was scheduled to expire in July 2026. In October 2025, Cullinan extended its operating lease through September 2028. Cullinan determined that the lease extension constituted a modification of the existing lease, which required remeasurement of the lease liability and a corresponding adjustment to the right-of-use-asset. Lease expense consisted of operating lease costs of $1.2 million for each of 2025 and 2024.

The following table summarizes supplemental cash flow information for 2025 and 2024 (in thousands):

	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,461	$1,738
ROU asset obtained in exchange for an operating lease liability	$1,797	$—

The following table summarizes Cullinan’s future minimum lease payments as of December 31, 2025 (in thousands):

December 31, 2025
2026	$1,029
2027	1,190
2028	906
Total future minimum lease payments	3,125
Less: imputed interest	(442)
Total lease liabilities at present value	$2,683

The following table summarizes the weighted-average lease term and discount rate as of December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term (in years)	2.8	1.6
Weighted-average discount rate	11.8%	11.0%

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to Cullinan for 2025 and 2024 (in thousands, except per share data):

	2025		2024
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss attributable to Cullinan - basic and diluted	$(198,212)	$(21,667)	$(149,393)	$(17,990)
Denominator:
Weighted-average shares outstanding - basic and diluted	59,050	645	53,771	648
Net loss per share attributable to Cullinan:
Basic and diluted	$(3.36)	$(33.57)	$(2.78)	$(27.78)

Cullinan used the treasury stock method for equity awards and the if converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for 2025 and 2024 because their effect would have been anti-dilutive (in thousands):

	2025	2024
Stock options	12,958	8,989
Preferred stock	6,455	6,475
RSUs	1,644	292
ESPP	4	6
Total	21,061	15,762

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

Financial information of the Company’s reportable segment for 2025 and 2024 are as follows (in thousands):

	2025	2024
Research and development ("R&D") programs:
CLN-049	$17,088	$7,508
CLN-418	—	6,471
CLN-617	6,778	4,403
CLN-619	23,118	25,096
CLN-978	23,074	14,833
Early-stage programs	6,286	5,938
Velinotamig	1,619	—
Zipalertinib	33,548	31,875
Total R&D program expense	111,511	96,124
Equity-based compensation	36,040	37,824
R&D personnel and operations	39,986	31,532
General and administrative personnel	13,572	14,578
License agreement obligations	20,303	100
Other segment expenses(1)	20,236	16,761
Loss from operations	(241,648)	(196,919)
Other income (expense):
Interest income	22,212	29,660
Other income (expense), net	(443)	(199)
Net loss before income taxes	(219,879)	(167,458)
Income tax expense (benefit)	—	117
Net loss	(219,879)	(167,575)
Net loss attributable to noncontrolling interests	—	(192)
Net loss attributable to Cullinan	$(219,879)	$(167,383)
(1)
Other segment expenses for 2025 and 2024 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of December 31, 2025 and 2024. Expenditures for additions to long-lived assets included purchases of property and equipment for 2025. There were no expenditures for long-lived assets in 2024.

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

10.8†

Amendment One to the Collaboration Agreement, dated April 30, 2024, by and between Adimab, LLC and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.9†

Amendment Two to the Collaboration Agreement, dated July 11, 2024, by and between Adimab, LLC and the Registrant (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.10†

Amendment Three to the Collaboration Agreement, dated July 11, 2024, by and between Adimab, LLC and the Registrant. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.11†

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

10.13†

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

10.14#

Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.15	Form of Voting Agreement (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.16	Form of Investors Rights Agreement (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.17	Form of Services Agreement (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.18	Form of Royalty Transfer Agreements (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on December 18, 2020).

10.19	Form of Contribution Agreement (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-251512) filed with the SEC on January 4, 2021).

10.20#*	Non-Employee Director Compensation Policy.

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

10.28†

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

10.32	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2024).

10.33#

Employment Agreement, effective April 29, 2024, by and between the Registrant and Mary Kay Fenton (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2024).

10.34†

Third Amendment to Exclusive Patent License Agreement, dated December 20, 2023, by and between the Massachusetts Institute of Technology and Cullinan Amber Corp (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.35†

License Agreement, dated as of June 4, 2025, by and between Cullinan Therapeutics, Inc. and Chongqing Genrix Biopharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

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

Cullinan Therapeutics, Inc.

Date: March 10, 2026	By:	/s/ Nadim Ahmed
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

Name	Title	Date

/s/ Nadim Ahmed	President, Chief Executive Officer and Director	March 10, 2026
Nadim Ahmed	(Principal Executive Officer)

/s/ Mary Kay Fenton	Chief Financial Officer	March 10, 2026
Mary Kay Fenton	(Principal Financial and Accounting Officer)

/s/ Andrew Allen, M.D., Ph.D.		March 10, 2026
Andrew Allen, M.D., Ph.D.	Director

/s/ Mittie Doyle, M.D., FACR		March 10, 2026
Mittie Doyle, M.D., FACR	Director

/s/ David Meek		March 10, 2026
David Meek	Director

/s/ Anthony Rosenberg		March 10, 2026
Anthony Rosenberg	Director

/s/ Mary Thistle		March 10, 2026
Mary Thistle	Director

/s/ Stephen Webster		March 10, 2026
Stephen Webster	Director