Form 10-Q
period 2026-03-31
Cullinan Therapeutics, Inc.
filed 2026-05-07
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2026 was 61,458,046.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K") and other filings with the Securities and Exchange Commission (the “SEC”), including the following:

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

These factors are discussed more fully in our 2025 10-K and elsewhere in this Quarterly Report on Form 10-Q and other reports we file with the SEC. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or collaborations or strategic partnerships we may enter into.

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

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” in our 2025 10-K and elsewhere in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$75,081	$88,332
Short-term investments	276,804	289,564
Prepaid expenses and other current assets	9,522	8,860
Total current assets	361,407	386,756
Property and equipment, net	342	421
Operating lease right-of-use assets	2,437	2,630
Other assets	297	297
Long-term investments	38,501	58,270
Total assets	$402,984	$448,374
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,509	$841
Accrued expenses and other current liabilities	31,920	36,120
Operating lease liabilities, current	725	780
Total current liabilities	35,154	37,741
Long-term liabilities:
Operating lease liabilities, net of current portion	1,658	1,903
Total liabilities	36,812	39,644
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 481,989 and 555,935 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 61,451,380 and 60,244,136 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	1,003,819	995,823
Accumulated other comprehensive income (loss)	127	1,020
Accumulated deficit	(637,780)	(588,119)
Total stockholders' equity	366,172	408,730
Total liabilities and stockholders' equity	$402,984	$448,374

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$42,123	$41,459
General and administrative	11,574	13,537
Total operating expenses	53,697	54,996
Loss from operations	(53,697)	(54,996)
Other income (expense):
Interest income	4,098	6,580
Other expense, net	(62)	(85)
Net loss	$(49,661)	$(48,501)

Comprehensive income (loss):
Net loss	$(49,661)	$(48,501)
Unrealized gain (loss) on investments	(893)	638
Comprehensive loss	$(50,554)	$(47,863)

Basic and diluted net loss per share:
Common stock	$(0.75)	$(0.74)
Preferred stock	$(7.52)	$(7.42)
Weighted-average shares used in computing basic and diluted net loss per share:
Common stock	60,462	58,905
Preferred stock	555	648

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	555,935	$—	60,244,136	$6	$995,823	$1,020	$(588,119)	$408,730
Issuance of common stock upon conversion of preferred stock	(73,946)	—	739,460	—	—	—	—	—
Issuance of common stock under equity-based compensation plans	—	—	467,784	—	380	—	—	380
Equity-based compensation	—	—	—	—	7,616	—	—	7,616
Unrealized loss on investments	—	—	—	—	—	(893)	—	(893)
Net loss	—	—	—	—	—	—	(49,661)	(49,661)
Balances at March 31, 2026	481,989	$—	61,451,380	$6	$1,003,819	$127	$(637,780)	$366,172

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$590,328
Issuance of common stock under equity-based compensation plans	—	—	188,309	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,374	—	—	9,374
Unrealized gain on investments	—	—	—	—	—	638	—	638
Net loss	—	—	—	—	—	—	(48,501)	(48,501)
Balances at March 31, 2025	647,500	$—	58,698,919	$6	$968,069	$505	$(416,741)	$551,839

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(49,661)	$(48,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	7,616	9,374
Accretion on marketable securities	(777)	(2,311)
Depreciation and amortization	79	76
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(662)	1,742
Accounts payable	1,667	1,720
Accrued expenses and other liabilities	(4,307)	(5,255)
Net cash used in operating activities	(46,045)	(43,155)
Investing activities:
Maturities of marketable securities	52,549	162,645
Purchases of marketable securities	(20,135)	(125,840)
Net cash provided by investing activities	32,414	36,805
Financing activities:
Issuance of common stock under equity-based compensation plans	380	—
Net cash provided by financing activities	380	—
Net decrease in cash and cash equivalents	(13,251)	(6,350)
Cash and cash equivalents at beginning of period	88,332	83,005
Cash and cash equivalents at end of period	$75,081	$76,655

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $351.9 million, and long-term investments and interest receivable of $41.4 million as of March 31, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and include the accounts of Cullinan and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of Cullinan’s management, the unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and necessary for fair financial statement presentation. The preparation of these unaudited consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 10-K").

(2)
Summary of Significant Accounting Policies

Cullinan’s significant accounting policies have not changed materially from those disclosed in its annual audited consolidated financial statements and accompanying notes in the 2025 10-K.

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

(3)
Financial Instruments

Investments

Cullinan recognized its investments by security type at March 31, 2026 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$149,865	$352	$—	$150,217
Corporate notes	116,860	23	(126)	116,757
Asset-backed securities	9,801	29	—	9,830
Total short-term investments	276,526	404	(126)	276,804
Long-term investments
Corporate notes	38,652	4	(155)	38,501
Asset-backed securities	—	—	—	—
Total long-term investments	38,652	4	(155)	38,501
Total investments	$315,178	$408	$(281)	$315,305

Cullinan recognized its investments by security type at December 31, 2025 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government notes	$159,632	$683	$—	$160,315
Corporate notes	119,368	119	(7)	119,480
Asset-backed securities	9,717	52	—	9,769
Total short-term investments	288,717	854	(7)	289,564
Long-term investments
Corporate notes	48,134	90	(2)	$48,222
U.S. government notes	9,963	85	—	$10,048
Total long-term investments	58,097	175	(2)	58,270
Total investments	$346,814	$1,029	$(9)	$347,834

All of the Company's long-term investments as of March 31, 2026 and December 31, 2025 had maturities between one and two years from the respective balance sheet date. The Company did not recognize any credit loss relating to its investments during the three months ended March 31, 2026 and 2025.

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$150,217	$—	$150,217
Corporate notes	—	116,757	—	116,757
Asset-backed securities	—	9,830	—	9,830
Total short-term investments	—	276,804	—	276,804
Long-term investments
Corporate notes	—	38,501	—	38,501
Total long-term investments	—	38,501	—	38,501
Total investments	$—	$315,305	$—	$315,305

The following table sets forth the fair value of the Company’s financial assets that were measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments
U.S. government notes	$—	$160,315	$—	$160,315
Corporate notes	—	119,480	—	119,480
Asset-backed securities	—	9,769	—	9,769
Total short-term investments	—	289,564	—	289,564
Long-term investments
Corporate notes	—	48,222	—	48,222
U.S. government notes	—	10,048	—	10,048
Total long-term investments	—	58,270	—	58,270
Total investments	$—	$347,834	$—	$347,834

As of March 31, 2026 and December 31, 2025, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Contracted research and development expenses	$21,944	$16,388
Employee compensation	2,991	9,952
Due to Taiho under collaboration agreement, net	5,633	8,784
Other current liabilities	1,352	996
Total accrued expenses and other current liabilities	$31,920	$36,120

(5)
License and Collaboration Agreements

Genrix License Agreement

In June 2025, the Company and Chongqing Genrix Biopharmaceutical Co., Ltd. (“Genrix”) entered into a license agreement (the “Genrix License Agreement”), pursuant to which Genrix granted Cullinan a global (excluding mainland China, Hong Kong, Macau and Taiwan), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 T cell engager, in all fields of use.

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

Cullinan evaluated the Genrix License Agreement and determined that the exclusive license to develop and commercialize velinotamig represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $20.0 million was recorded within research and development expenses in June 2025. As of March 31, 2026, no milestones have been achieved under the Genrix License Agreement.

Taiho Agreements

Cullinan has a co-development agreement with an affiliate of Taiho Pharmaceutical Co., Ltd ("Taiho"), pursuant to which the Company is collaborating to develop zipalertinib for the treatment of a genetically defined subset of patients with non-small cell lung cancer (“NSCLC”), and Taiho will commercialize zipalertinib. For the agreed-upon indication, Taiho and Cullinan share development costs equally, and each party will receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib, subject to certain adjustments. For any additional indications that Taiho chooses to develop independently, Taiho will bear all development costs until it has sufficient data from such indication to support a commercial purpose or submission of zipalertinib for such indication. At such time, 50% of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits for potential U.S. sales of zipalertinib. In November 2025, Taiho independently initiated an ongoing global Phase 3 clinical trial evaluating zipalertinib in an additional indication.

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in both the development of zipalertinib and the oversight of commercialization for zipalertinib. Amounts due to or from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses or general and administrative expenses based on the nature of the activity. The following table summarizes each party’s respective share of costs incurred and paid by the other party for zipalertinib development activities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cullinan's share of zipalertinib research and development costs incurred by Taiho	$5,811	$5,617
Cullinan’s share of general and administrative costs incurred by Taiho	$652	$472
Taiho’s share of research and development costs incurred by Cullinan	$830	$1,374

Under a separate agreement, Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small-cell lung cancer U.S. regulatory milestones. As of March 31, 2026, no milestone payments have been received under this agreement.

Other License and Collaboration Agreements

The Company has certain payment obligations that are contingent upon future events under various other license and collaboration agreements. Under these agreements, Cullinan will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones and will be required to make royalty payments in connection with the sale of products developed under these agreements. During each of the three months ended March 31, 2026 and 2025, no milestone obligations were incurred under the Company’s other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through March 31, 2026.

Preferred Stock

Each share of preferred stock is convertible into ten shares of common stock at the option of the holder at any time, subject to certain limitations, including that the holder is prohibited from converting preferred stock into common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own a number of shares of common stock more than 9.99% of the total common stock then issued and outstanding immediately following the conversion of such shares of preferred stock. Holders of the preferred stock are permitted to increase this percentage to an amount not to exceed 19.99% upon 60 days' notice.

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

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$3,657	$5,445
Research and development	3,959	3,929
Total equity-based compensation	$7,616	$9,374

(8)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 and December 31, 2025.

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of March 31, 2026. Given the early-stage nature of the underlying technologies and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty transfer agreements as of March 31, 2026 and December 31, 2025.

(9)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and expires in September 2028. Lease expense consisted of operating lease costs of $0.3 million in each of the three months ended March 31, 2026 and 2025.

The following table summarizes supplemental cash flow information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$372	$363

The following table summarizes the Company’s future minimum lease payments as of March 31, 2026 (in thousands):

March 31, 2026
Remainder of 2026	$657
2027	1,190
2028	906
Total future minimum lease payments	2,753
Less: imputed interest	(370)
Total lease liabilities at present value	$2,383

The following table summarizes the weighted-average remaining lease term and discount rate as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.5	2.8
Weighted-average discount rate	11.8%	11.8%

(10)
Net Loss per Share

The Company computes net loss per share for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following tables set forth the calculation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026		2025
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss - basic and diluted	$(45,485)	$(4,176)	$(43,698)	$(4,803)
Denominator:
Weighted-average shares outstanding — basic and diluted	60,462	555	58,905	648
Net loss per share:
Basic and diluted	$(0.75)	$(7.52)	$(0.74)	$(7.42)

Cullinan used the treasury stock method for equity awards and the if converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the three months ended March 31, 2026 and 2025 because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	14,804	12,076
Preferred stock	5,551	6,475
Restricted stock units	915	986
Employee stock purchase plan	64	10
Total	21,334	19,547

(11)
Segment Reporting

The Company operates and manages the business as one reporting and one operating segment, which is the business of developing immunology and oncology therapies. Cullinan has determined that its Chief Executive Officer is the chief operating decision maker ("CODM"). Cullinan’s CODM reviews financial information on an aggregate basis and uses net loss as presented in the consolidated statement of operations and comprehensive income (loss) for purposes of allocating resources and evaluating financial performance.

Financial information of the Company’s reportable segment for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development ("R&D") programs:
CLN-049	$5,059	$3,895
CLN-617	685	1,793
CLN-619	2,471	6,118
CLN-978	9,665	4,673
Early-stage programs	709	1,022
Velinotamig	2,803	—
Zipalertinib	6,933	10,160
Total R&D program expense	28,325	27,661
Equity-based compensation	7,616	9,374
R&D personnel and operations	9,839	9,831
General and administrative personnel	3,795	3,489
License agreement obligations	—	38
Other segment expenses(1)	4,122	4,603
Loss from operations	(53,697)	(54,996)
Other income (expense):
Interest income	4,098	6,580
Other income (expense), net	(62)	(85)
Net loss	$(49,661)	$(48,501)
(1)
Other segment expenses for the three months ended March 31, 2026 and 2025 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of March 31, 2026 and 2025. There were no expenditures for long-lived assets in the three months ended March 31, 2026 or the three months ended March 31, 2025.

(12)
Subsequent Event

In April 2026, the Company entered into a sales agreement with TD Securities (USA) LLC ("TD Cowen") to establish an at-the-market equity offering program, pursuant to which Cullinan can offer and sell up to $200.0 million of the Company’s common stock through TD Cowen at prevailing market prices from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2025 10-K and "Part II. Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

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

Immunology

•
CLN-978 is a CD19xCD3 T cell engager that we are developing for autoimmune diseases. In the Phase 1 OUTRACE Program, CLN-978 is being evaluated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and Sjögren’s disease (“SjD”). The OUTRACE SLE Study is an ongoing global Phase 1 clinical trial in patients with treatment-refractory moderate to severe SLE. The OUTRACE RA Study is a Phase 1 clinical trial in patients with difficult-to-treat RA, which is ongoing in Europe. We plan to share initial clinical data in SLE and RA in a poster presentation at the European Alliance of Associations for Rheumatology (“EULAR”) European Congress of Rheumatology in June 2026. We also plan to share multi-dose regimen data in RA in the third quarter of 2026. The OUTRACE SjD Study is an ongoing global Phase 1 clinical trial in patients with treatment-refractory moderate to severe Sjögren’s disease. We plan to share initial clinical data in Sjögren’s disease in the fourth quarter of 2026.
•
Velinotamig is a BCMAxCD3 T cell engager that we are developing for autoimmune diseases. Chongqing Genrix Biopharmaceutical Co., Ltd. ("Genrix"), from which we licensed velinotamig, is enrolling a Phase 1 clinical trial in China in patients with treatment-refractory autoimmune diseases, starting with moderate to severe SLE and to be followed by planned expansion into other indications, and initial multi-dose regimen data from the dose escalation phase in patients with SLE will be shared in the fourth quarter of 2026. We intend to use the data generated from this Phase 1 clinical trial to accelerate global clinical development.

Oncology

•
CLN-049 is a FLT3xCD3 T cell engager. CLN-049 is being evaluated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome (“MDS”). At the 2025 American Society for Hematology (“ASH”) Annual Meeting, we shared monotherapy efficacy data from the ongoing dose escalation portion of the trial in a heavily pretreated all-comer population of patients with relapsed/refractory AML. We plan to share a clinical data update from the dose escalation portion of the trial in the second half of 2026. Dose level expansion continues in order to determine the recommended Phase 2 dose by the fourth quarter of 2026 for a potential single-arm pivotal registrational trial.
•
Zipalertinib (CLN-081/TAS6417), on which we are collaborating with an affiliate of Taiho Pharmaceutical Co., Ltd. ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations (“EGFR ex20ins”) with relative sparing of cells expressing wild-type EGFR.
o
In April 2026, the United States Food and Drug Administration (“U.S. FDA”) accepted a new drug application (“NDA”) for zipalertinib for the treatment of patients with locally advanced or metastatic EGFR ex20ins non-small cell lung cancer (“NSCLC”) whose disease has progressed on or after platinum-based chemotherapy, with or without amivantamab. The Prescription Drug User Fee Act target action date is February 27, 2027. The NDA is supported by data from the pivotal Phase 2b portion of the REZILIENT1 clinical trial.
o
Taiho is evaluating zipalertinib in a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for locally advanced or metastatic EGFR ex20ins NSCLC adult patients. Taiho completed enrollment of the trial in February 2026 and expects to obtain top-line results by the end of 2026.
o
Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort trial (“REZILIENT2”). Taiho shared emerging data from certain REZILIENT2 cohorts at medical conferences in 2025.

Preclinical Programs

In addition to the product candidates described above, we are actively developing several preclinical programs.

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

Intellectual Property

We hold the worldwide intellectual property rights for CLN-978. We hold the worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (collectively referred to as “greater China”), intellectual property rights for velinotamig. We hold the worldwide intellectual property rights for CLN-049 through a development subsidiary in which we had a 98% ownership interest as of March 31, 2026. We are co-developing zipalertinib, for which Taiho holds the intellectual property rights, with an affiliate of Taiho.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2026, we have received net proceeds of $842.2 million from equity financings. We have received $275.0 million in revenue from a previous license agreement and cash proceeds of $18.9 million from the sale of our equity interest in our former zipalertinib development subsidiary to Taiho.

As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $351.9 million, and long-term investments and interest receivable of $41.4 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $637.8 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on third parties, compliance with government regulations and the ability to obtain additional capital to fund operations. Our current and future product candidates will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require additional capital, adequate personnel and extensive compliance-reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable.

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

Pursuant to our co-development agreement, we are collaborating with a Taiho affiliate to develop zipalertinib for the treatment of a genetically defined subset of patients with NSCLC, and Taiho will commercialize zipalertinib. For the agreed-upon indication, Taiho and we share development costs equally, and each party will receive 50% of any future potential pre-tax profits from U.S. sales of zipalertinib. For any additional indications that Taiho chooses to develop independently, Taiho will bear all development costs until it has sufficient data from such indication to support a commercial purpose or submission of zipalertinib for the additional indication. At such time, 50% of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits for potential U.S. sales of zipalertinib. In November 2025, Taiho independently initiated an ongoing global Phase 3 clinical trial evaluating zipalertinib in an additional indication.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table presents our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$42,123	$41,459
General and administrative	11,574	13,537
Total operating expenses	53,697	54,996
Loss from operations	(53,697)	(54,996)
Other income (expense):
Interest income	4,098	6,580
Other expense, net	(62)	(85)
Net loss	$(49,661)	$(48,501)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
CLN-049	$5,059	$3,895
CLN-617	685	1,793
CLN-619	2,471	6,118
CLN-978	9,665	4,673
Velinotamig	2,803	—
Zipalertinib	6,933	10,160
Clinical-stage product candidates	27,616	26,639
Early-stage programs	709	1,022
Research and development personnel and operations	9,839	9,831
License agreement obligations	—	38
Equity-based compensation	3,959	3,929
Total research and development expenses	$42,123	$41,459

The $0.7 million increase in research and development expenses in the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases in clinical development costs of $0.8 million.

General and Administrative Expenses

The $2.0 million decrease in general and administrative expenses in the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in equity-based compensation costs of $1.8 million.

Other Income

The $2.5 million decrease in other income for the three months ended March 31, 2026, compared to the same period in 2025 was primarily related to lower investment income.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of March 31, 2026, we had cash, cash equivalents, and short-term investments of $351.9 million, and long-term investments and interest receivable of $41.4 million.

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

In June 2025, we entered into the Genrix License Agreement with Genrix, pursuant to which Genrix granted us a global (excluding greater China), exclusive license to develop and commercialize velinotamig, a BCMAxCD3 T cell engager, in all fields of use. Under the terms of the Genrix License Agreement, we paid Genrix an upfront license fee of $20.0 million in June 2025. Refer to Note 5 of our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional detail regarding the Genrix License Agreement.

In April 2026, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) to establish an at-the-market equity offering program, pursuant to which we can offer and sell up to $200.0 million of our common stock through TD Cowen at prevailing market prices from time to time.

Cullinan is eligible to receive a $30.0 million payment from Taiho upon U.S. regulatory approval of zipalertinib for the treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based systemic chemotherapy. Cullinan is also eligible to receive up to a $100.0 million payment from Taiho upon U.S. regulatory approval of zipalertinib for the first-line treatment for adult patients with locally advanced or metastatic EGFR ex20ins NSCLC. Taiho and we will each receive 50% of any future pre-tax profits from potential U.S. sales of zipalertinib, subject to certain adjustments.

Comparison of Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(46,045)	$(43,155)
Net cash provided by investing activities	32,414	36,805
Net cash provided by financing activities	380	—
Net decrease in cash and cash equivalents	$(13,251)	$(6,350)

Cash Flow from Operating Activities

For the three months ended March 31, 2026, our operating activities used $46.0 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $46.0 million, and a $3.3 million net change in our non-tax operating assets and liabilities, partially offset by interest income, excluding accretion on marketable securities, of $3.3 million. The non-cash operating expenses primarily consisted of equity-based compensation expense.

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

Cash Flow from Investing Activities

For the three months ended March 31, 2026, our investing activities provided $32.4 million of cash, which consisted of $52.5 million of proceeds from the maturities of marketable securities, partially offset by $20.1 million of purchases of marketable securities.

For the three months ended March 31, 2025, our investing activities provided $36.8 million, which consisted of $162.6 million of proceeds from the maturities of marketable securities, partially offset by $125.8 million of purchases of marketable securities.

Cash Flow from Financing Activities

For the three months ended March 31, 2026, our financing activities provided $0.4 million of cash, which consisted of net proceeds from the issuance of common stock under equity-based compensation plans.

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

Contractual Obligations and Other Commitments

We have certain contractual obligations under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. In addition, under our co-development agreement, if Taiho generates sufficient data to support commercial purposes or a regulatory submission for new zipalertinib indications that it independently develops, half of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits related to potential U.S. sales of zipalertinib. As the achievement and timing of these future contractual obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, total future minimum lease payments of $2.8 million, with $1.0 million payable within twelve months. See Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

In addition, we enter into agreements in the normal course of business with CROs for clinical trials and with other vendors for preclinical studies, manufacturing services, and other services and products for operating purposes, which are generally cancelable upon written notice.

Critical Accounting Policies and Estimates

Our critical accounting policies have not materially changed from those described in the 2025 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2025 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2025 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1*	Amendment Four to the Collaboration Agreement, dated February 20, 2026, by and between Adimab, LLC and the Registrant

10.1#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cullinan Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)