Form 10-Q
period 2026-06-30
Cullinan Therapeutics, Inc.
filed 2026-08-06
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the Registrant’s common stock outstanding as of July 31, 2026 was 64,354,694.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$78,640	$88,332
Short-term investments	255,898	289,564
Prepaid expenses and other current assets	7,436	8,860
Total current assets	341,974	386,756
Property and equipment, net	263	421
Operating lease right-of-use assets	2,233	2,630
Other assets	297	297
Long-term investments	19,020	58,270
Total assets	$363,787	$448,374
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,725	$841
Accrued expenses and other current liabilities	36,237	36,120
Operating lease liabilities, current	666	780
Total current liabilities	40,628	37,741
Operating lease liabilities, net of current portion	1,405	1,903
Total liabilities	42,033	39,644
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 204,209 and 555,935 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 64,345,770 and 60,244,136 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	1,013,366	995,823
Accumulated other comprehensive income (loss)	(134)	1,020
Accumulated deficit	(691,484)	(588,119)
Total stockholders' equity	321,754	408,730
Total liabilities and stockholders' equity	$363,787	$448,374

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$44,437	$61,030	$86,560	$102,489
General and administrative	12,817	14,768	24,391	28,305
Total operating expenses	57,254	75,798	110,951	130,794
Loss from operations	(57,254)	(75,798)	(110,951)	(130,794)
Other income (expense):
Interest income	3,648	5,924	7,746	12,504
Other expense, net	(98)	(181)	(160)	(266)
Total other income	3,550	5,743	7,586	12,238
Net loss	$(53,704)	$(70,055)	$(103,365)	$(118,556)

Comprehensive income (loss):
Net loss	$(53,704)	$(70,055)	$(103,365)	$(118,556)
Unrealized gain (loss) on investments	(261)	102	(1,154)	740
Comprehensive loss	$(53,965)	$(69,953)	$(104,519)	$(117,816)

Basic and diluted net loss per share:
Common stock	$(0.81)	$(1.07)	$(1.56)	$(1.81)
Preferred stock	$(8.10)	$(10.70)	$(15.63)	$(18.12)
Weighted-average shares used in computing basic and diluted net loss per share:
Common stock	61,493	59,015	60,980	58,960
Preferred stock	479	648	517	648

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	555,935	$—	60,244,136	$6	$995,823	$1,020	$(588,119)	$408,730
Conversion of preferred stock into common stock	(73,946)	—	739,460	—	—	—	—	—
Issuance of common stock under equity-based compensation plans	—	—	467,784	—	380	—	—	380
Equity-based compensation	—	—	—	—	7,616	—	—	7,616
Unrealized loss on investments	—	—	—	—	—	(893)	—	(893)
Net loss	—	—	—	—	—	—	(49,661)	(49,661)
Balances at March 31, 2026	481,989	—	61,451,380	6	1,003,819	127	(637,780)	366,172
Issuance of common stock under equity-based compensation plans	—	—	116,590	—	1,100	—	—	1,100
Conversion of preferred stock into common stock	(277,780)	—	2,777,800	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,447	—	—	8,447
Unrealized loss on investments	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	(53,704)	(53,704)
Balances at June 30, 2026	204,209	$—	64,345,770	$6	$1,013,366	$(134)	$(691,484)	$321,754

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$590,328
Issuance of common stock under equity-based compensation plans	—	—	188,309	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,374	—	—	9,374
Unrealized gain on investments	—	—	—	—	—	638	—	638
Net loss	—	—	—	—	—	—	(48,501)	(48,501)
Balances at March 31, 2025	647,500	—	58,698,919	6	968,069	505	(416,741)	551,839
Issuance of common stock under equity-based compensation plans	—	—	59,724	—	373	—	—	373
Issuance of common stock upon exercise of pre-funded warrants	—	—	315,748	—		—	—	—
Equity-based compensation	—	—	—	—	9,887	—	—	9,887
Unrealized gain on investments	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	(70,055)	(70,055)
Balances at June 30, 2025	647,500	$—	59,074,391	$6	$978,329	$607	$(486,796)	$492,146

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(103,365)	$(118,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	16,063	19,261
Accretion of discount on marketable securities	(1,331)	(4,017)
Depreciation and amortization	158	153
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,426	5,259
Accounts payable	2,883	779
Accrued expenses and other liabilities	(98)	(3,643)
Net cash used in operating activities	(84,264)	(100,764)
Investing activities:
Maturities of marketable securities	107,799	294,572
Purchases of marketable securities	(34,707)	(204,366)
Net cash provided by investing activities	73,092	90,206
Financing activities:
Issuance of common stock under equity-based compensation plans	1,480	373
Net cash provided by financing activities	1,480	373
Net decrease in cash and cash equivalents	(9,692)	(10,185)
Cash and cash equivalents at beginning of period	88,332	83,005
Cash and cash equivalents at end of period	$78,640	$72,820

Non-cash investing and financing activities and supplemental disclosure of cash flow information:
Cash refunded for income taxes	$—	$(2,970)
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$—	$38

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)
Nature of Business and Basis of Presentation

Organization

Cullinan Therapeutics, Inc., together with its consolidated subsidiaries ("Cullinan" or "the Company"), is a clinical-stage biopharmaceutical company developing disease-modifying T cell engagers for autoimmune diseases and cancer that was incorporated in September 2016 and has a principal place of business in Cambridge, Massachusetts.

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

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $334.5 million, and long-term investments and interest receivable of $21.4 million as of June 30, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

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

(3)
Financial Instruments

Investments

The following table summarizes Cullinan’s investments by security type at June 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government notes	$129,965	$142	$—	$130,107
Corporate notes	116,050	11	(166)	115,895
Asset-backed securities	9,887	9	—	9,896
Total short-term investments	255,902	162	(166)	255,898
Long-term investments:
Corporate notes	19,150	—	(130)	19,020
Total long-term investments	19,150	—	(130)	19,020
Total investments	$275,052	$162	$(296)	$274,918

The following table summarizes Cullinan’s investments by security type at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government notes	$159,632	$683	$—	$160,315
Corporate notes	119,368	119	(7)	119,480
Asset-backed securities	9,717	52	—	9,769
Total short-term investments	288,717	854	(7)	289,564
Long-term investments:
Corporate notes	48,134	90	(2)	48,222
U.S. government notes	9,963	85	—	10,048
Total long-term investments	58,097	175	(2)	58,270
Total investments	$346,814	$1,029	$(9)	$347,834

All of the Company's long-term investments as of June 30, 2026 and December 31, 2025 had maturities between one and two years from the respective balance sheet dates. The Company did not record any allowances for credit losses relating to its investments during the three and six months ended June 30, 2026 and 2025.

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments:
U.S. government notes	$—	$130,107	$—	$130,107
Corporate notes	—	115,895	—	115,895
Asset-backed securities	—	9,896	—	9,896
Total short-term investments	—	255,898	—	255,898
Long-term investments:
Corporate notes	—	19,020	—	19,020
Total long-term investments	—	19,020	—	19,020
Total investments	$—	$274,918	$—	$274,918

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

As of June 30, 2026 and December 31, 2025, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Contracted research and development expenses	$22,800	$16,388
Due to Taiho under collaboration agreement, net	6,971	8,784
Employee compensation	4,939	9,952
Other current liabilities	1,527	996
Total accrued expenses and other current liabilities	$36,237	$36,120

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

Cullinan evaluated the Genrix License Agreement and determined that the exclusive license to develop and commercialize velinotamig represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $20.0 million was recorded within research and development expenses in June 2025. As of June 30, 2026, no milestone obligations have been incurred under the Genrix License Agreement.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in both the development of zipalertinib and the oversight of commercialization for zipalertinib. Amounts due to or from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses or general and administrative expenses based on the nature of the activity. The following table summarizes each party’s respective share of costs incurred and paid by the other party for zipalertinib development activities for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cullinan's share of zipalertinib research and development costs incurred by Taiho	$6,618	$7,772	$12,428	$13,390
Cullinan’s share of general and administrative costs incurred by Taiho	$1,005	$592	$1,671	$1,064
Taiho’s share of research and development costs incurred by Cullinan	$652	$3,112	$1,474	$4,486

Under a separate agreement, Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 non-small cell lung cancer U.S. regulatory milestones. As of June 30, 2026, no milestone payments have been received under this agreement.

Other License and Collaboration Agreements

The Company has certain payment obligations that are contingent upon future events under various other license and collaboration agreements. Under these agreements, Cullinan will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones and will be required to make royalty payments in connection with the sale of products developed under these agreements. During each of the three and six months ended June 30, 2026 and 2025, no milestone obligations were incurred under the Company’s other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through June 30, 2026.

At-the-Market Equity Offering Program

In April 2026, Cullinan entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) to continue its at-the-market equity offering program, pursuant to which the Company can offer and sell up to $200.0 million of its common stock through TD Cowen at prevailing market prices from time to time. The Company made no sales under the ATM through June 30, 2026.

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

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$4,142	$5,721	$7,799	$11,166
Research and development	4,305	4,166	8,264	8,095
Total equity-based compensation	$8,447	$9,887	$16,063	$19,261

(8)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2026 and December 31, 2025.

Legal Proceedings

Cullinan is not currently party to, or aware of, any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Cullinan expenses the costs related to such legal proceedings in the period in which the costs are incurred.

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of June 30, 2026. Given the early-stage nature of the underlying technologies and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty transfer agreements as of June 30, 2026 and December 31, 2025.

(9)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022 and expires in September 2028. Lease expense consisted of operating lease costs of $0.3 million in each of the three months ended June 30, 2026 and 2025. Lease expense consisted of operating lease costs of $0.6 million in each of the six months ended June 30, 2026 and 2025.

The following table summarizes supplemental cash flow information for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$747	$729

The following table summarizes the Company’s future minimum lease payments as of June 30, 2026 (in thousands):

June 30, 2026
Remainder of 2026	$282
2027	1,190
2028	906
Total future minimum lease payments	2,378
Less: imputed interest	(307)
Total lease liabilities at present value	$2,071

The following table summarizes the weighted-average remaining lease term and discount rate as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.3	2.8
Weighted-average discount rate	11.8%	11.8%

(10)
Net Loss per Share

The Company computes net loss per share for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following tables set forth the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,
	2026		2025
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss — basic and diluted	$(49,824)	$(3,880)	$(63,127)	$(6,928)
Denominator:
Weighted-average shares outstanding — basic and diluted	61,493	479	59,015	648
Net loss per share:
Basic and diluted	$(0.81)	$(8.10)	$(1.07)	$(10.70)

	Six Months Ended June 30,
	2026		2025
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss — basic and diluted	$(95,289)	$(8,076)	$(106,825)	$(11,731)
Denominator:
Weighted-average shares outstanding — basic and diluted	60,980	517	58,960	648
Net loss per share:
Basic and diluted	$(1.56)	$(15.63)	$(1.81)	$(18.12)

Cullinan used the treasury stock method for equity awards and the if-converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the six months ended June 30, 2026 and 2025 because their effect would have been anti-dilutive (in thousands):

	Six Months Ended June 30,
	2026	2025
Stock options	13,230	12,601
Preferred stock	5,168	6,475
Restricted stock units	564	1,609
Employee stock purchase plan	15	10
Total	18,977	20,695

(11)
Segment Reporting

The Company operates and manages the business as one operating segment, which is the business of developing immunology and oncology therapies. Cullinan has determined that its Chief Executive Officer is the chief operating decision maker ("CODM"). Cullinan’s CODM reviews financial information on an aggregate basis and uses net loss as presented in the consolidated statement of operations and comprehensive income (loss) for purposes of allocating resources and evaluating financial performance.

Financial information of the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development ("R&D") programs:
CLN-049	$6,009	$4,898	$11,068	$8,793
CLN-617	79	1,403	764	3,196
CLN-619	1,102	7,317	3,573	13,435
CLN-978	10,532	5,393	20,197	10,066
Early-stage programs	1,116	1,986	1,825	3,008
Velinotamig	3,951	10	6,754	10
Zipalertinib	8,273	6,001	15,206	16,161
Total R&D program expense	31,062	27,008	59,387	54,669
Equity-based compensation	8,447	9,887	16,063	19,261
R&D personnel and operations	9,070	9,741	18,909	19,572
General and administrative personnel	3,589	3,335	7,384	6,824
License agreement obligations	—	20,115	—	20,153
Other segment expenses(1)	5,086	5,712	9,208	10,315
Loss from operations	(57,254)	(75,798)	(110,951)	(130,794)
Interest income	3,648	5,924	7,746	12,504
Other expense, net	(98)	(181)	(160)	(266)
Net loss	$(53,704)	$(70,055)	$(103,365)	$(118,556)
(1)
Other segment expenses for the three and six months ended June 30, 2026 and 2025 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of June 30, 2026 and 2025. There were no expenditures for long-lived assets in the three and six months ended June 30, 2026. Expenditures for additions to long-lived assets included purchases of property and equipment for the three and six months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2026. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Please also refer to those factors described in “Part I, Item 1A. Risk Factors” of our 2025 10-K and "Part II, Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q for important factors that we believe could cause actual results to differ materially from those in our forward-looking statements.

Overview

We are a biopharmaceutical company developing potential first- or best-in-class, disease-modifying T cell engagers for autoimmune diseases and cancer. We pursue promising therapeutic targets while leveraging our core expertise in T cell engagers, which are established in oncology and are now advancing into autoimmune diseases. With a clinical-stage pipeline built on a rigorous scientific approach and purposeful innovation, we are advancing our mission to deliver new standards of care for patients.

Immunology Pipeline

•
CLN-978 is a CD19xCD3 T cell engager that we are developing for rheumatic diseases driven by pathogenic B cells. In the Phase 1 OUTRACE Program, CLN-978 is being evaluated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and Sjögren’s disease (“SjD”). The OUTRACE SLE Study is an ongoing global Phase 1 clinical trial in patients with treatment-refractory moderate to severe SLE. The OUTRACE RA Study is a Phase 1 clinical trial in patients with difficult-to-treat RA, which is ongoing in Europe. We shared initial clinical data in patients with SLE and RA in a poster presentation at the European Alliance of Associations for Rheumatology (“EULAR”) European Congress of Rheumatology and additional clinical data, including initial multi-dose regimen data in patients with RA, at an investor event in June 2026. We also plan to share additional multi-dose regimen data in patients with RA and SLE in the third and fourth quarters of 2026, respectively, and expect to begin Phase 2 expansion in both disease areas by early 2027. The OUTRACE SjD Study is an ongoing global Phase 1 clinical trial in patients with treatment-refractory moderate to severe Sjögren’s disease. We plan to share initial clinical data in patients with Sjögren’s disease in the fourth quarter of 2026.
•
Velinotamig is a BCMAxCD3 T cell engager that we are developing for autoimmune diseases driven by pathogenic autoantibodies produced by long-lived plasma cells. Chongqing Genrix Biopharmaceutical Co., Ltd. ("Genrix"), from which we licensed velinotamig, is enrolling a Phase 1/2 clinical trial in China in patients with treatment-refractory autoimmune diseases, initially in patients with moderate to severe SLE. In June 2026, we shared initial clinical observations from two SLE patients with nephritis from the trial. Additional multi-dose regimen data from the trial are expected to be shared in the fourth quarter of 2026. In early 2027, we plan to initiate a global Phase 1/2 basket clinical trial in patients with autoimmune cytopenias, including immune thrombocytopenia and autoimmune hemolytic anemia.

Oncology Pipeline

•
CLN-049 is a FLT3xCD3 T cell engager that we are developing for blood cancers. CLN-049 is being evaluated in an ongoing Phase 1 clinical trial in patients with relapsed/refractory acute myeloid leukemia ("AML") or myelodysplastic syndrome (“MDS”). We plan to share a clinical data update from the dose escalation portion of the trial in the fourth quarter of 2026. Following a positive End-of-Phase 1 meeting with the U.S. Food and Drug Administration (“U.S. FDA”) in July 2026, we will initiate a potentially registrational Phase 2 trial in patients with relapsed/refractory AML in the third quarter of 2026. The study will begin with a dose-optimization phase with seamless progression to a single-arm expansion cohort at the recommended Phase 2 dose. Phase 2 expansion will include a parallel exploratory cohort enrolling previously untreated TP53-mutated AML patients. In the fourth quarter of 2026, we also will initiate a Phase 1/2 clinical trial evaluating the combination of CLN-049, venetoclax, and azacitidine as a potential frontline treatment for patients with previously untreated AML.

•
Zipalertinib (CLN-081/TAS6417), on which we are collaborating with an affiliate of Taiho Pharmaceutical Co., Ltd. ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor that is designed to selectively target cells expressing EGFR exon 20 insertion mutations (“EGFR ex20ins”) with relative sparing of cells expressing wild-type EGFR. In April 2026, the U.S. FDA accepted for review a new drug application (“NDA”) for zipalertinib, supported by data from the pivotal Phase 2b portion of the REZILIENT1 clinical trial, for the treatment of patients with locally advanced or metastatic EGFR ex20ins non-small cell lung cancer (“NSCLC”) whose disease has progressed on or after platinum-based chemotherapy, with or without amivantamab. The U.S. FDA assigned a Prescription Drug User Fee Act target action date of February 27, 2027. Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort trial (“REZILIENT2”) and a global Phase 3 clinical trial (“REZILIENT3”) in combination with chemotherapy as a potential first-line treatment for locally advanced or metastatic EGFR ex20ins NSCLC adult patients, for which Taiho completed enrollment in February 2026 and expects top-line results by the end of 2026.

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

Intellectual Property

We hold worldwide intellectual property rights for CLN-978. We hold worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (collectively referred to as “greater China”), intellectual property rights for velinotamig. We hold worldwide intellectual property rights for CLN-049 through a development subsidiary in which we had a 98% ownership interest as of June 30, 2026. We are co-developing zipalertinib, for which Taiho holds intellectual property rights, with an affiliate of Taiho.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2026, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our former zipalertinib development subsidiary to Taiho.

In April 2026, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) to continue our at-the-market equity offering program (“ATM”), pursuant to which we can offer and sell up to $200.0 million of our common stock through TD Cowen at prevailing market prices from time to time. We made no sales under the ATM through June 30, 2026.

As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $334.5 million, and long-term investments and interest receivable of $21.4 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of June 30, 2026, we had an accumulated deficit of $691.5 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
CLN-049	$6,009	$4,898	$11,068	$8,793
CLN-617	79	1,403	764	3,196
CLN-619	1,102	7,317	3,573	13,435
CLN-978	10,532	5,393	20,197	10,066
Velinotamig	3,951	10	6,754	10
Zipalertinib	8,273	6,001	15,206	16,161
Clinical-stage product candidates	29,946	25,022	57,562	51,661
Early-stage programs	1,116	1,986	1,825	3,008
Research and development personnel and operations	9,070	9,741	18,909	19,572
License agreement obligations	—	20,115	—	20,153
Equity-based compensation	4,305	4,166	8,264	8,095
Total research and development expenses	$44,437	$61,030	$86,560	$102,489

The $16.6 million decrease in research and development expenses in the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to a one-time upfront in-licensing fee for velinotamig ($20.0 million) paid in 2025, and decreases in chemistry, manufacturing and controls ("CMC") costs ($0.5 million), and personnel related costs ($0.5 million), offset partially by increases in clinical development costs ($4.4 million), and preclinical costs ($0.4 million).

The $15.9 million decrease in research and development expenses in the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to a one-time upfront in-licensing fee for velinotamig ($20.0 million) paid in 2025, and decreases in CMC costs ($0.4 million), and personnel related costs ($0.4 million), offset partially by increases in clinical development costs ($5.2 million).

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$12,817	$14,768	$24,391	$28,305

The $2.0 million decrease in general and administrative expenses in the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in equity-based compensation costs of $1.6 million, other professional service costs of $0.3 million, and legal costs of $0.3 million, partially offset by an increase in personnel related costs of $0.3 million.

The $3.9 million decrease in general and administrative expenses in the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in equity-based compensation costs of $3.4 million, legal costs of $0.6 million, and other professional service costs of $0.3 million, partially offset by an increase in personnel related costs of $0.6 million.

Other Income

The following table summarizes our other income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense):
Interest income	$3,648	$5,924	$7,746	$12,504
Other expense, net	(98)	(181)	(160)	(266)
Total other income	$3,550	$5,743	$7,586	$12,238

The $2.2 million and $4.7 million decreases in other income for the three and six months ended June 30, 2026, compared to the same period in 2025 were primarily related to lower investment income.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of June 30, 2026, we had cash, cash equivalents, and short-term investments of $334.5 million, and long-term investments and interest receivable of $21.4 million.

Based on our current operating plans and assumptions, we expect that our current cash, cash equivalents, investments, and interest receivable will be sufficient to fund operations through at least twelve months from the date of issuance of our consolidated financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We cannot guarantee that we will be able to raise additional capital on reasonable terms or at all.

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

In April 2026, we entered into a sales agreement with TD Cowen to continue our ATM, pursuant to which we can offer and sell up to $200.0 million of our common stock through TD Cowen at prevailing market prices from time to time. We made no sales under the ATM through June 30, 2026.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(84,264)	$(100,764)
Net cash provided by investing activities	73,092	90,206
Net cash provided by financing activities	1,480	373
Net decrease in cash and cash equivalents	$(9,692)	$(10,185)

Cash Flow from Operating Activities

For the six months ended June 30, 2026, our operating activities used $84.3 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $94.7 million, partially offset by interest income, excluding accretion on marketable securities, of $6.4 million, and a $4.2 million net change in our non-tax operating assets and liabilities. The non-cash operating expenses primarily consisted of equity-based compensation expense.

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

Cash Flow from Investing Activities

For the six months ended June 30, 2026, our investing activities provided $73.1 million of cash, which consisted of $107.8 million of proceeds from the maturities of marketable securities, partially offset by $34.7 million of purchases of marketable securities.

For the six months ended June 30, 2025, our investing activities provided $90.2 million of cash, which consisted of $294.6 million of proceeds from the maturities of marketable securities, partially offset by $204.4 million of purchases of marketable securities.

Cash Flow from Financing Activities

For the six months ended June 30, 2026, our financing activities provided $1.5 million of cash, which consisted of net proceeds from the issuance of common stock under our equity-based compensation plans.

For the six months ended June 30, 2025, our financing activities provided $0.4 million of cash, which consisted of net proceeds from the issuance of common stock under our equity-based compensation plans.

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

Contractual Obligations and Other Commitments

We have certain contractual obligations under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. In addition, under our co-development agreement, if Taiho generates sufficient data to support commercial purposes or a regulatory submission for new zipalertinib indications that it independently develops, half of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits related to potential U.S. sales of zipalertinib. As the achievement and timing of these future contractual obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, we had total future minimum lease payments of $2.4 million, of which $0.9 million were payable within twelve months. See Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Recently Issued Accounting Pronouncements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K"), which could materially affect our business, financial condition or future results. The risk factors disclosure in our 2025 10-K is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our 2025 10-K are not our only risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes to our risk factors as previously disclosed in the 2025 10-K except as follows:

We will no longer qualify as a “smaller reporting company” after December 31, 2026, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently a “smaller reporting company” (“SRC”) under the Securities and Exchange Commission (“SEC”) rules. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2026, we will no longer qualify as an SRC after December 31, 2026 and will be a large accelerated filer beginning January 1, 2027 for future filings, subject to any transitional disclosure periods permitted by the SEC or any changes to SEC rules related to filer status.

As a large accelerated filer, in the future we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an SRC. These requirements include, but are not limited to:

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
•
the requirement that we provide more detailed disclosures regarding executive compensation; and
•
the requirement that we obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of SRC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1

Sales Agreement by and between the Registrant and TD Securities (USA) LLC, dated as of April 28, 2026 (incorporated by reference to Exhibit 1.2 of the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 28, 2026).

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

Cullinan Therapeutics, Inc.

Date: August 6, 2026	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)