Form 10-Q
period 2026-09-30
Cullinan Therapeutics, Inc.
filed 2026-11-10
CIK 1789972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Registrant’s common stock outstanding as of November 4, 2026 was 64,920,924.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, the design, timing, progress, and results of our and our collaborators’ preclinical studies and clinical trials, the timing and content of anticipated data disclosures, the timing and outcome of regulatory submissions and reviews, and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"), under “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”), including the following:

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

ii

•
the milestone payments that we may receive from Taiho Pharmaceutical Co., Ltd.;
•
potential investments in our pipeline and the potential of our current and future product candidates, including our preclinical programs;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$88,260	$88,332
Short-term investments	201,313	289,564
Prepaid expenses and other current assets	8,580	8,860
Total current assets	298,153	386,756
Property and equipment, net	210	421
Operating lease right-of-use assets	1,996	2,630
Other assets	297	297
Long-term investments	21,903	58,270
Total assets	$322,559	$448,374
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,135	$841
Accrued expenses and other current liabilities	38,136	36,120
Operating lease liabilities, current	859	780
Total current liabilities	40,130	37,741
Operating lease liabilities, net of current portion	1,145	1,903
Total liabilities	41,275	39,644
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 161,094 and 555,935 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 64,900,924 and 60,244,136 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	1,022,802	995,823
Accumulated other comprehensive income (loss)	(652)	1,020
Accumulated deficit	(740,872)	(588,119)
Total stockholders' equity	281,284	408,730
Total liabilities and stockholders' equity	$322,559	$448,374

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$40,169	$41,968	$126,729	$144,457
General and administrative	12,431	13,627	36,822	41,932
Total operating expenses	52,600	55,595	163,551	186,389
Loss from operations	(52,600)	(55,595)	(163,551)	(186,389)
Other income (expense):
Interest income	3,288	5,093	11,034	17,597
Other expense, net	(76)	(108)	(236)	(374)
Total other income	3,212	4,985	10,798	17,223
Net loss	$(49,388)	$(50,610)	$(152,753)	$(169,166)

Comprehensive income (loss):
Net loss	$(49,388)	$(50,610)	$(152,753)	$(169,166)
Unrealized gain (loss) on investments	(518)	366	(1,672)	1,106
Comprehensive loss	$(49,906)	$(50,244)	$(154,425)	$(168,060)

Basic and diluted net loss per share:
Common stock	$(0.74)	$(0.77)	$(2.31)	$(2.58)
Preferred stock	$(7.43)	$(7.72)	$(23.06)	$(25.84)
Weighted-average shares used in computing basic and diluted net loss per share:
Common stock	64,400	59,075	62,130	58,999
Preferred stock	204	648	411	648

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	555,935	$—	60,244,136	$6	$995,823	$1,020	$(588,119)	$408,730
Conversion of preferred stock into common stock	(73,946)	—	739,460	—	—	—	—	—
Issuance of common stock under equity-based compensation plans	—	—	467,784	—	380	—	—	380
Equity-based compensation	—	—	—	—	7,616	—	—	7,616
Unrealized loss on investments	—	—	—	—	—	(893)	—	(893)
Net loss	—	—	—	—	—	—	(49,661)	(49,661)
Balances at March 31, 2026	481,989	—	61,451,380	6	1,003,819	127	(637,780)	366,172
Issuance of common stock under equity-based compensation plans	—	—	116,590	—	1,100	—	—	1,100
Conversion of preferred stock into common stock	(277,780)	—	2,777,800	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,447	—	—	8,447
Unrealized loss on investments	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	(53,704)	(53,704)
Balances at June 30, 2026	204,209	—	64,345,770	6	1,013,366	(134)	(691,484)	321,754
Issuance of common stock under equity-based compensation plans	—	—	124,004	—	1,062	—	—	1,062
Conversion of preferred stock into common stock	(43,115)	—	431,150	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,374	—	—	8,374
Unrealized loss on investments	—	—	—	—	—	(518)	—	(518)
Net loss	—	—	—	—	—	—	(49,388)	(49,388)
Balances at September 30, 2026	161,094	$—	64,900,924	$6	$1,022,802	$(652)	$(740,872)	$281,284

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	647,500	$—	58,510,610	$6	$958,695	$(133)	$(368,240)	$590,328
Issuance of common stock under equity-based compensation plans	—	—	188,309	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,374	—	—	9,374
Unrealized gain on investments	—	—	—	—	—	638	—	638
Net loss	—	—	—	—	—	—	(48,501)	(48,501)
Balances at March 31, 2025	647,500	—	58,698,919	6	968,069	505	(416,741)	551,839
Issuance of common stock under equity-based compensation plans	—	—	59,724	—	373	—	—	373
Issuance of common stock upon exercise of pre-funded warrants	—	—	315,748	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,887	—	—	9,887
Unrealized gain on investments	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	(70,055)	(70,055)
Balances at June 30, 2025	647,500	—	59,074,391	6	978,329	607	(486,796)	492,146
Issuance of common stock under equity-based compensation plans	—	—	1,868	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,467	—	—	9,467
Unrealized gain on investments	—	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	—	(50,610)	(50,610)
Balances at September 30, 2025	647,500	$—	59,076,259	$6	$987,796	$973	$(537,406)	$451,369

See accompanying notes to the unaudited consolidated financial statements.

CULLINAN THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(152,753)	$(169,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	24,437	28,728
Accretion of discount on marketable securities	(1,787)	(5,375)
Depreciation and amortization	211	232
Changes in operating assets and liabilities:
Prepaid expenses and other assets	281	6,057
Accounts payable	293	40
Accrued expenses and other liabilities	1,972	1,843
Net cash used in operating activities	(127,346)	(137,641)
Investing activities:
Maturities of marketable securities	193,840	374,572
Purchases of marketable securities	(69,108)	(216,936)
Purchases of property and equipment	—	(38)
Net cash provided by investing activities	124,732	157,598
Financing activities:
Issuance of common stock under equity-based compensation plans	2,542	373
Net cash provided by financing activities	2,542	373
Net increase (decrease) in cash and cash equivalents	(72)	20,330
Cash and cash equivalents at beginning of period	88,332	83,005
Cash and cash equivalents at end of period	$88,260	$103,335

Non-cash investing and financing activities and supplemental disclosure of cash flow information:
Income taxes paid (net of refunds received)	$—	$(2,970)

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

Liquidity

The Company has a history of significant operating losses and has had negative cash flows from operations since its inception and expects to continue to generate operating losses for the foreseeable future. Cullinan’s ultimate success depends on the outcome of its research and development activities as well as its ability to commercialize the Company’s product candidates. Cullinan is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding for the ongoing and planned clinical development of its product candidates. Due to the numerous risks and uncertainties associated with pharmaceutical development, government regulation, potential commercialization, intellectual property, and its reliance on third parties, the Company is unable to accurately predict the timing or amount of funds required to complete development of its product candidates, and costs could exceed Cullinan’s expectations for a number of reasons, including reasons beyond the Company’s control.

Since inception, Cullinan has funded its operations primarily through the sale of equity securities and from licensing or selling the rights to its product candidates. The Company expects that its cash, cash equivalents, and short-term investments of $289.6 million, and long-term investments and interest receivable of $24.2 million as of September 30, 2026, will be sufficient to fund its operating expenses and capital expenditure requirements through the next twelve months from the date of issuance of these consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to improve disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Cullinan will adopt this standard on January 1, 2027 for 2027 annual reporting and interim periods beginning in 2028 and is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

(3)
Financial Instruments

Investments

The following table summarizes Cullinan’s investments by security type at September 30, 2026 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government notes	$96,763	$17	$(29)	$96,751
Corporate notes	87,582	—	(371)	87,211
Asset-backed securities	17,374	—	(23)	17,351
Total short-term investments	201,719	17	(423)	201,313
Long-term investments:
Corporate notes	15,171	—	(202)	14,969
U.S. government notes	6,978	—	(44)	6,934
Total long-term investments	22,149	—	(246)	21,903
Total investments	$223,868	$17	$(669)	$223,216

The following table summarizes Cullinan’s investments by security type at December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
U.S. government notes	$159,632	$683	$—	$160,315
Corporate notes	119,368	119	(7)	119,480
Asset-backed securities	9,717	52	—	9,769
Total short-term investments	288,717	854	(7)	289,564
Long-term investments:
Corporate notes	48,134	90	(2)	48,222
U.S. government notes	9,963	85	—	10,048
Total long-term investments	58,097	175	(2)	58,270
Total investments	$346,814	$1,029	$(9)	$347,834

All of the Company's long-term investments as of September 30, 2026 and December 31, 2025 had maturities between one and two years from the respective balance sheet dates. The Company did not record any allowances for credit losses relating to its investments during the three and nine months ended September 30, 2026 and 2025.

Fair Value of Financial Instruments

The following table sets forth the fair value of Cullinan’s financial assets that were measured at fair value on a recurring basis as of September 30, 2026 (in thousands):

	Level 1	Level 2	Level 3	Total
Short-term investments:
U.S. government notes	$—	$96,751	$—	$96,751
Corporate notes	—	87,211	—	87,211
Asset-backed securities	—	17,351	—	17,351
Total short-term investments	—	201,313	—	201,313
Long-term investments:
Corporate notes	—	14,969	—	14,969
U.S. government notes	—	6,934	—	6,934
Total long-term investments	—	21,903	—	21,903
Total investments	$—	$223,216	$—	$223,216

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

As of September 30, 2026 and December 31, 2025, the fair values of Cullinan's cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximated their carrying values due to the short-term nature of these instruments.

(4)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Contracted research and development expenses	$21,279	$16,388
Due to Taiho under collaboration agreement, net	8,103	8,784
Employee compensation	7,282	9,952
Other current liabilities	1,472	996
Total accrued expenses and other current liabilities	$38,136	$36,120

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

Cullinan evaluated the Genrix License Agreement and determined that the exclusive license to develop and commercialize velinotamig represented an asset acquisition of in-process research and development. The Company also determined that the asset had no alternative future use at the time of acquisition, and therefore, the upfront license fee of $20.0 million was recorded within research and development expenses in June 2025. As of September 30, 2026, no milestone obligations have been incurred under the Genrix License Agreement.

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

The Company concluded that the co-development agreement with Taiho is a collaborative arrangement because Cullinan is an active participant in both the development of zipalertinib and the oversight of commercialization for zipalertinib. Amounts due to or from Taiho for zipalertinib development activities after the execution of the co-development agreement are recorded within research and development expenses or general and administrative expenses based on the nature of the activity. The following table summarizes each party’s respective share of costs incurred and paid by the other party for zipalertinib development activities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cullinan's share of zipalertinib research and development costs incurred by Taiho	$8,965	$6,130	$21,393	$19,519
Cullinan’s share of general and administrative costs incurred by Taiho	$1,278	$836	$2,949	$1,899
Taiho’s share of research and development costs incurred by Cullinan	$2,140	$1,726	$3,613	$6,212

Under a separate agreement, Cullinan is also eligible to receive up to $130.0 million from Taiho tied to epidermal growth factor receptor exon 20 NSCLC U.S. regulatory milestones. As of September 30, 2026, no milestone payments have been received under this agreement.

Other License and Collaboration Agreements

The Company has certain payment obligations that are contingent upon future events under various other license and collaboration agreements. Under these agreements, Cullinan will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones and will be required to make royalty payments in connection with the sale of products developed under these agreements. During each of the three and nine months ended September 30, 2026 and 2025, no milestone obligations were incurred under the Company’s other license and collaboration agreements.

(6)
Stockholders' Equity

Common Stock

Each share of common stock entitles the holder to one vote and to receive dividends when and if declared by the board of directors of the Company. No dividends have been declared through September 30, 2026.

At-the-Market Equity Offering Program

In April 2026, Cullinan entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) to continue its at-the-market equity offering program (the "ATM"), pursuant to which the Company can offer and sell up to $200.0 million of its common stock through TD Cowen at prevailing market prices from time to time. The Company made no sales under the ATM through September 30, 2026.

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

(7)
Equity-Based Compensation

Cullinan recorded equity-based compensation in the following expense categories in the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$4,183	$5,568	$11,982	$16,734
Research and development	4,191	3,899	12,455	11,994
Total equity-based compensation	$8,374	$9,467	$24,437	$28,728

(8)
Commitments and Contingencies

The Company enters into contracts in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical research studies, clinical trials and testing and manufacturing services. These agreements generally include cancellation clauses.

Indemnification Agreements

In the ordinary course of business, Cullinan may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require Cullinan, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in certain cases, unlimited. To date, Cullinan has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2026 and December 31, 2025.

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

Cullinan has not had any applicable net sales from its products and as a result, has not paid or incurred any royalties under these agreements as of September 30, 2026. Given the early-stage nature of the underlying technologies and inherent risks associated with obtaining regulatory approval and achieving commercialization, the Company ascribed no value to the royalty transfer agreements as of September 30, 2026 and December 31, 2025.

(9)
Leases

Cullinan has an operating lease for approximately 14,000 square feet of office space in a multi-tenant building in Cambridge, Massachusetts, which commenced in August 2022, was extended in October 2025, and expires in September 2028. Lease expense consisted of operating lease costs of $0.3 million in each of the three months ended September 30, 2026 and 2025. Lease expense consisted of operating lease costs of $0.9 million in each of the nine months ended September 30, 2026 and 2025.

The following table summarizes supplemental cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$872	$1,095

The following table summarizes the Company’s future minimum lease payments as of September 30, 2026 (in thousands):

September 30, 2026
Remainder of 2026	$157
2027	1,190
2028	906
Total future minimum lease payments	2,253
Less: imputed interest	(249)
Total lease liabilities at present value	$2,004

The following table summarizes the weighted-average remaining lease term and discount rate as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	2.0	2.8
Weighted-average discount rate	11.8%	11.8%

(10)
Net Loss per Share

The Company computes net loss per share for its common stock and preferred stock using the two-class method required for multiple classes of common stock. The two-class method is an earnings (loss) allocation method under which earnings (loss) per share is calculated for each class of common stock.

The following tables set forth the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,
	2026		2025
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss — basic and diluted	$(47,870)	$(1,518)	$(45,611)	$(4,999)
Denominator:
Weighted-average shares outstanding — basic and diluted	64,400	204	59,075	648
Net loss per share:
Basic and diluted	$(0.74)	$(7.43)	$(0.77)	$(7.72)

	Nine Months Ended September 30,
	2026		2025
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Numerator:
Net loss — basic and diluted	$(143,265)	$(9,488)	$(152,436)	$(16,730)
Denominator:
Weighted-average shares outstanding — basic and diluted	62,130	411	58,999	648
Net loss per share:
Basic and diluted	$(2.31)	$(23.06)	$(2.58)	$(25.84)

Cullinan used the treasury stock method for equity awards and the if-converted method for preferred stock to determine the number of dilutive shares outstanding in each period. The following table sets forth potential common shares that were excluded from the computation of diluted net loss per share attributable to common stockholders of Cullinan for the nine months ended September 30, 2026 and 2025 because their effect would have been anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2026	2025
Stock options	11,444	12,836
Preferred stock	4,115	6,475
Restricted stock units	717	1,656
Employee stock purchase plan	22	7
Total	16,298	20,974

(11)
Segment Reporting

The Company operates and manages the business as one operating segment, which is the business of developing immunology and oncology therapies. Cullinan has determined that its Chief Executive Officer is the chief operating decision maker ("CODM"). Cullinan’s CODM reviews financial information on an aggregate basis and uses net loss as presented in the consolidated statements of operations and comprehensive income (loss) for purposes of allocating resources and evaluating financial performance.

Financial information of the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development ("R&D") programs:
CLN-049	$5,254	$4,532	$16,322	$13,325
CLN-617	141	1,757	905	4,953
CLN-619	(371)	6,209	3,202	19,644
CLN-978	9,847	5,329	30,044	15,395
Early-stage programs	956	2,112	2,781	5,120
Velinotamig	1,974	763	8,728	773
Zipalertinib	8,980	7,575	24,186	23,736
Total R&D program expense	26,781	28,277	86,168	82,946
Equity-based compensation	8,374	9,467	24,437	28,728
R&D personnel and operations	9,197	9,717	28,106	29,289
General and administrative personnel	3,472	3,317	10,856	10,141
License agreement obligations	—	75	—	20,228
Other segment expenses(1)	4,776	4,742	13,984	15,057
Loss from operations	(52,600)	(55,595)	(163,551)	(186,389)
Interest income	3,288	5,093	11,034	17,597
Other expense, net	(76)	(108)	(236)	(374)
Net loss	$(49,388)	$(50,610)	$(152,753)	$(169,166)
(1)
Other segment expenses for the three and nine months ended September 30, 2026 and 2025 include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and administrative consulting services; insurance costs; marketing expenses; depreciation; and other operating costs.

All of the Company’s long-lived assets were located in the U.S. as of each of September 30, 2026 and 2025. There were no expenditures for long-lived assets in the three and nine months ended September 30, 2026. Expenditures for additions to long-lived assets included purchases of property and equipment for the three and nine months ended September 30, 2025.

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

Immunology Pipeline

•
CLN-978 is a CD19xCD3 T cell engager that we are developing for rheumatic diseases driven by pathogenic B cells. In the Phase 1 OUTRACE Program, CLN-978 is being evaluated in patients with systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and Sjögren’s disease (“SjD”). The OUTRACE SLE Study is an ongoing global Phase 1 clinical trial in patients with treatment-refractory moderate to severe SLE. The OUTRACE RA Study is a Phase 1 clinical trial in patients with difficult-to-treat RA, which is ongoing in Europe. The OUTRACE SjD Study is an ongoing global Phase 1 clinical trial in patients with treatment-refractory moderate to severe Sjögren’s disease. We shared initial clinical data in patients with SLE and RA in a poster presentation at the European Alliance of Associations for Rheumatology (“EULAR”) European Congress of Rheumatology and additional clinical data, including initial multi-dose regimen data in patients with RA, at an investor event in June 2026. In December 2026, we plan to share single target dose data in SLE, RA and SjD. The update is expected to include initial data in patients with SjD as well as updated data with longer follow-up for responding SLE and RA patients. We also plan to share multi-dose regimen data across SLE, RA, and SjD, with a focus on initial clinical activity, biomarker data, and safety.
•
Velinotamig is a BCMAxCD3 T cell engager that we are developing for autoimmune diseases driven by pathogenic autoantibodies produced by long-lived plasma cells. In October 2026, following an Investigational New Drug Application clearance by the U.S. Food and Drug Administration (“U.S. FDA”) and Human Research Ethics Committee clearance in Australia, we initiated a global Phase 1/2 basket clinical trial in patients with relapsing and refractory immune thrombocytopenia and warm autoimmune hemolytic anemia. Chongqing Genrix Biopharmaceutical Co., Ltd. ("Genrix"), from which we licensed velinotamig, is enrolling a Phase 1/2 clinical trial in China in patients with treatment-refractory autoimmune diseases, initially in patients with moderate to severe SLE. At the American College of Rheumatology Convergence 2026, clinical data in patients with SLE were shared in a poster presentation. The data are expected to further inform development of the BCMA-directed therapy across autoimmune diseases.

Oncology Pipeline

•
CLN-049 is a FLT3xCD3 T cell engager that we are developing for blood cancers. CLN-049 is being evaluated in clinical trials for patients with acute myeloid leukemia ("AML") or myelodysplastic syndrome (“MDS”). In a published American Society of Hematology (“ASH”) abstract, we shared updated clinical data from the Phase 1 dose escalation study in patients with relapsed/refractory AML or MDS. The dose escalation results will be further detailed in a poster presentation at the 2026 ASH Annual Meeting in December 2026. In October 2026, we initiated a potentially registrational Phase 2 clinical trial in patients with relapsed/refractory AML. As aligned with the U.S. FDA after a positive End-of-Phase 1 meeting in July 2026, the study incorporates a dose-optimization phase evaluating two target dose levels of CLN-049, followed by seamless advancement to a single-arm expansion cohort at the recommended Phase 2 dose. In November 2026, we also initiated a Phase 1/2 clinical trial evaluating the combination of CLN-049, venetoclax, and azacitidine in patients with newly diagnosed AML.

•
Zipalertinib (CLN-081/TAS6417), on which we are collaborating with an affiliate of Taiho Pharmaceutical Co., Ltd. ("Taiho"), is an orally-available small-molecule, irreversible epidermal growth factor receptor ("EGFR") inhibitor. Zipalertinib is being evaluated in the REZILIENT Program across various patient settings of EGFR-mutated non-small cell lung cancer (“NSCLC”), including in patients with EGFR exon 20 insertion mutations (“ex20ins”) and other uncommon EGFR mutations. The global Phase 3 clinical trial ("REZILIENT3") evaluating zipalertinib in combination with platinum-based chemotherapy as a potential first-line treatment for locally advanced or metastatic EGFR ex20ins NSCLC adult patients met its primary endpoint at interim analysis. Zipalertinib combination therapy demonstrated a statistically significant and clinically meaningful improvement in median progression-free survival compared to chemotherapy alone. These results were presented at the International Association for the Study of Lung Cancer's 2026 World Conference on Lung Cancer. In October 2026, based on the REZILIENT3 data, a New Drug Application (“NDA”) submission was initiated under the U.S. FDA's Real-Time Oncology Review program for zipalertinib in combination with platinum-based chemotherapy for the treatment of patients with previously untreated, locally advanced or metastatic EGFR ex20ins NSCLC. We expect to complete the NDA submission in November. Zipalertinib also holds Breakthrough Therapy designation from the U.S. FDA for the treatment of patients with locally advanced or metastatic EGFR ex20ins NSCLC who have previously received platinum-based chemotherapy. Supported by data from the pivotal Phase 2b portion of the REZILIENT1 clinical trial, an NDA seeking accelerated approval for zipalertinib monotherapy in this indication remains under U.S. FDA review, with a Prescription Drug User Fee Act target action date of February 27, 2027. Taiho is also evaluating zipalertinib in a Phase 2 parallel cohort trial ("REZILIENT2") and new clinical data demonstrating the intracranial antitumor activity of zipalertinib monotherapy in patients with NSCLC with EGFR ex20ins or uncommon EGFR mutations and active brain metastases were presented in a poster session at the European Society for Medical Oncology Congress 2026.

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

Intellectual Property

We hold worldwide intellectual property rights for CLN-978. We hold worldwide, excluding mainland China, Hong Kong, Macau and Taiwan (collectively referred to as “greater China”), intellectual property rights for velinotamig. We hold worldwide intellectual property rights for CLN-049 through a development subsidiary in which we had a 98% ownership interest as of September 30, 2026. We are co-developing zipalertinib, for which Taiho holds intellectual property rights, with an affiliate of Taiho.

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

We have funded our operations primarily through the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2026, we have received net proceeds of $842.2 million from equity financings. We have received $18.9 million in revenue from a previous license agreement and cash proceeds of $275.0 million from the sale of our equity interest in our former zipalertinib development subsidiary to Taiho.

In April 2026, we entered into a sales agreement with TD Securities (USA) LLC (“TD Cowen”) to continue our at-the-market equity offering program (“ATM”), pursuant to which we can offer and sell up to $200.0 million of our common stock through TD Cowen at prevailing market prices from time to time. We made no sales under the ATM through September 30, 2026.

As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $289.6 million, and long-term investments and interest receivable of $24.2 million. Interest receivable is included in prepaid expenses and other current assets on the consolidated balance sheets and represents accrued and unpaid interest on our marketable securities. We have a history of significant operating losses and have had negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $740.9 million. We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

We are subject to risks and uncertainties common to clinical stage companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on third parties, compliance with government regulations and the ability to obtain additional capital to fund operations. Our current and future product candidates will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require additional capital, adequate personnel and extensive compliance-reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Research and Development Expenses

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CLN-049	$5,254	$4,532	$16,322	$13,325
CLN-617	141	1,757	905	4,953
CLN-619	(371)	6,209	3,202	19,644
CLN-978	9,847	5,329	30,044	15,395
Velinotamig	1,974	763	8,728	773
Zipalertinib	8,980	7,575	24,186	23,736
Clinical-stage product candidates	25,825	26,165	83,387	77,826
Early-stage programs	956	2,112	2,781	5,120
Research and development personnel and operations	9,197	9,717	28,106	29,289
License agreement obligations	—	75	—	20,228
Equity-based compensation	4,191	3,899	12,455	11,994
Total research and development expenses	$40,169	$41,968	$126,729	$144,457

The $1.8 million decrease in research and development expenses in the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreases in chemistry, manufacturing and controls ("CMC") costs ($1.5 million), preclinical costs ($1.2 million), and personnel related costs ($0.5 million), offset partially by increases in clinical development costs ($1.4 million).

The $17.7 million decrease in research and development expenses in the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a one-time upfront in-licensing fee for velinotamig ($20.0 million) paid in 2025, and decreases in CMC costs ($1.9 million), personnel related costs ($0.9 million), and preclinical costs ($0.9 million), offset partially by increases in clinical development costs ($6.6 million).

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$12,431	$13,627	$36,822	$41,932

The $1.2 million decrease in general and administrative expenses in the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in equity-based compensation costs ($1.4 million).

The $5.1 million decrease in general and administrative expenses in the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreases in equity-based compensation costs ($4.8 million), legal costs ($0.5 million), and other professional service costs ($0.4 million), partially offset by an increase in personnel related costs ($0.7 million).

Other Income

The following table summarizes our other income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income (expense):
Interest income	$3,288	$5,093	$11,034	$17,597
Other expense, net	(76)	(108)	(236)	(374)
Total other income	$3,212	$4,985	$10,798	$17,223

The $1.8 million and $6.4 million decreases in other income for the three and nine months ended September 30, 2026, compared to the same period in 2025 were primarily related to lower investment income.

Liquidity and Capital Resources

Overview

We have a history of significant operating losses and have had negative cash flows from operations since our inception and expect to continue to generate operating losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the sale of equity securities and from licensing or selling the rights to our product candidates. As of September 30, 2026, we had cash, cash equivalents, and short-term investments of $289.6 million, and long-term investments and interest receivable of $24.2 million.

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

In April 2026, we entered into a sales agreement with TD Cowen to continue our ATM, pursuant to which we can offer and sell up to $200.0 million of our common stock through TD Cowen at prevailing market prices from time to time. We made no sales under the ATM through September 30, 2026.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(127,346)	$(137,641)
Net cash provided by investing activities	124,732	157,598
Net cash provided by financing activities	2,542	373
Net increase (decrease) in cash and cash equivalents	$(72)	$20,330

Cash Flow from Operating Activities

For the nine months ended September 30, 2026, our operating activities used $127.3 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $138.9 million, partially offset by interest income, excluding accretion of discount on marketable securities, of $9.2 million, and a $2.5 million net change in our non-tax operating assets and liabilities. The non-cash operating expenses primarily consisted of equity-based compensation expense.

For the nine months ended September 30, 2025, our operating activities used $137.6 million of cash, which primarily consisted of our operating expenses, excluding non-cash items, of $157.4 million, partially offset by interest income, excluding accretion of discount on marketable securities, of $12.2 million, a $5.0 million net change in our non-tax operating assets and liabilities, and an income tax refund of $3.0 million related to the utilization of federal research and development credits generated during 2023 that were carried back to tax year 2022. The non-cash operating expenses primarily consisted of equity-based compensation expense.

Cash Flow from Investing Activities

For the nine months ended September 30, 2026, our investing activities provided $124.7 million of cash, which consisted of $193.8 million of proceeds from the maturities of marketable securities, partially offset by $69.1 million of purchases of marketable securities.

For the nine months ended September 30, 2025, our investing activities provided $157.6 million of cash, which consisted of $374.6 million of proceeds from the maturities of marketable securities, partially offset by $216.9 million of purchases of marketable securities.

Cash Flow from Financing Activities

For the nine months ended September 30, 2026, our financing activities provided $2.5 million of cash, which consisted of net proceeds from the issuance of common stock under our equity-based compensation plans.

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

Contractual Obligations and Other Commitments

We have certain contractual obligations under various license and collaboration agreements. Under these agreements, we will be required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory, and sales milestones, and we will be required to make milestone and royalty payments in connection with the sale of products developed under these agreements. In addition, under our co-development agreement, if Taiho generates sufficient data to support commercial purposes or a regulatory submission for new zipalertinib indications that it independently develops, half of Taiho’s independent development costs, subject to certain adjustments, will be deducted from future pre-tax profits related to potential U.S. sales of zipalertinib. As the achievement and timing of these future contractual obligations are not probable or estimable, such amounts have not been included in our consolidated balance sheets as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, we had total future minimum lease payments of $2.3 million, of which $1.0 million were payable within twelve months. See Note 9 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on our lease obligations and the timing of expected future payments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the "Exchange Act") were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will no longer qualify as a “smaller reporting company” after December 31, 2026, and, as a result, following the expiration of the SEC's transition period, we may become subject to additional disclosure and compliance requirements.

We are currently a “smaller reporting company” (“SRC”) under the Securities and Exchange Commission (“SEC”) rules. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2026, we will no longer qualify as an SRC after December 31, 2026. Under the SEC’s transition period applicable to companies that cease to qualify as SRCs under the revenue test, we will remain eligible to use certain accommodations applicable to non-accelerated filers for filings due during 2027. Accordingly, we will not be required to include an auditor attestation on the effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2026.

After the applicable transition period ends, we will be required to reassess our filer status under the SEC’s rules. Based on the rules currently in effect we expect that we would become an accelerated filer or large accelerated filer as of December 31, 2027.

If we become an accelerated filer or large accelerated filer, in the future we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an SRC. These requirements include, but are not limited to:

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

We expect that the loss of SRC status and compliance with the additional requirements of being a large accelerated filer, if and when applicable, will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Cullinan Therapeutics, Inc.

Date: November 10, 2026	By:	/s/ Nadim Ahmed
Name: Nadim Ahmed
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Mary Kay Fenton
Name: Mary Kay Fenton
Title: Chief Financial Officer (Principal Financial and Accounting Officer)